Form 10-Q
period 1995-03-31
PIEDMONT BANKGROUP INC
filed 1995-08-11
CIK 216870

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                            FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-8622      For The Period Ended June 30, 1995

                 PIEDMONT BANKGROUP INCORPORATED
     (Exact Name of Registrant as Specified in its Charter)

           Virginia                             54-1046817
           --------                             ----------
(State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
 Incorporation or Organization)

P. O. Box 4751           Martinsville, Virginia           24115
- --------------           ----------------------          ------
(Address of Principal Executive Office)               (Zip Code)

                                (703)632-2971
                                --------------
               (Registrant's Telephone Number, Including Area Code)

                                 N/A
                                ----
              Former Name, Former Address, and Formal Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes X                              No
                             -                                 -

Indicate the number of shares outstanding at each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                        OUTSTANDING AT JULY 31, 1995
           -----                        ----------------------------
COMMON STOCK $5.00 PAR VALUE                         3,807,901
- ----------------------------                         ---------


                 PIEDMONT BANKGROUP INCORPORATED

                              INDEX



                                                        PAGE NO.
                                                       --------
                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets -- June 30, 1995 and
     December 31, 1994                                                  1

     Consolidated Statements of Income -- Three Months
     and Six Months Ended June 30, 1995 and 1994                        2

     Consolidated Statements of Cash Flow - Six Months
     Ended June 30, 1995 and 1994                                       3

     Notes to Consolidated Financial Statements                       4-7

Item 2.  Management's Discussion and Analysis of the Financial
          Condition and Results of Operations                        8-11


                    PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                             11

                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                                   (IN 000'S)
                                                           June         December
                                                           1995           1994
                                                           ----           ----
ASSETS:
Cash and Due From Banks (Note 2)                         $ 25,538       $ 24,680
Interest-Bearing Deposits in Domestic Banks                   856             50
Federal Funds Sold                                          5,220             --
Mortgage Loans Held for Sale                                  795            521
Securities Available for Sale (Aggregate Costs of
 $157,242 in  June, 1995, and $127,337 in December,
 1994) (Note 3)                                           156,689        119,029
Investment Securities (Aggregate Market Values of
 $122,227 in June, 1995, and $121,041 in December,
 1994) (Note 4)
  Taxable                                                  80,530         81,491
  Nontaxable                                               36,778         40,288
                                                         --------        -------
                                                          117,308        121,779

Loans (Note 5):
  Commercial                                              250,551         235,205
  Real Estate                                             123,636         115,106
  Consumer                                                164,975         157,857
  Less:  Unearned Income and Deferred Fees                 (9,704)         (8,417)
                                                        ---------       ---------
    Loans, Net of Unearned Income and Deferred Fees       529,458         499,751
  Less:  Allowance for Loan Losses                         (8,124)         (8,191)
                                                        ---------       ---------
    Loans, Net                                            521,334         491,560

Bank Premises and Equipment                                10,938          11,240
Other Real Estate Owned                                     2,021           2,452
Other Assets                                               16,826          23,646
                                                         --------        --------
     TOTAL ASSETS                                        $857,525        $794,957
                                                         ========        ========

LIABILITIES:
Deposits:
  Demand Deposits (Noninterest-Bearing)                  $106,970        $ 91,570
  Interest Checking Accounts                               69,601          78,567
  Savings Deposits                                        123,187         152,990
  Money Market Investment Accounts                         52,788          70,087
  Time Deposits
    Certificates of Deposit $100,000 and Over              64,919          49,743
    Other                                                 292,549         261,613
                                                         --------        --------
    TOTAL DEPOSITS                                        710,014         704,570

Securities Sold Under Repurchase Agreements                54,457          11,307
Other Short-Term Debt                                      16,000          11,906
7% Convertible Subordinated Debentures                      8,493           8,918
Other Long-Term Debt                                        1,000            --
Accrued Interest Payable                                    2,621           2,141
Accrued Loss Contingencies (Note 6)                           --            1,341
Other Liabilities                                           4,178           3,283
                                                         --------        --------
    TOTAL LIABILITIES                                     796,763         743,466
                                                         --------        --------

SHAREHOLDERS' EQUITY:
Preferred Stock, (Par Value $5 Per Share,
 Authorized 1,000,000 Shares; None Outstanding)             --              --
Common Stock, (Par Value $5 Per Share, Authorized
 10,000,000 Shares; Issued and Outstanding
 3,790,209 Shares in June, 1995, and 3,755,012 in
 December, 1994)                                           18,951          18,775
Capital in Excess of Par                                    5,403           4,893
Retained Earnings                                          39,205          35,972
Unrealized Gains (Losses) on Securities Net                (2,797)         (8,149)
                                                         --------        ---------
     TOTAL SHAREHOLDERS' EQUITY                            60,762          51,491
                                                         --------        ---------


     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $857,525        $794,957
                                                         ========        ========

                        CONSOLIDATED STATEMENTS OF INCOME
                PIEDMONT BANKGROUP INCORPORATED AND SUBSIDIARIES
                        (IN 000'S EXCEPT PER SHARE DATA)
                                    UNAUDITED
                                          Three Months Ended           Six Months Ended
                                                June 30                      June 30
                                         1995               1994        1995       1994
                                         ----               ----        ----       ----
INTEREST INCOME
Interest and Fees on Loans:
  Taxable                               $12,438        $10,450        $24,242      $20,386
  Nontaxable                                 45             49             91           98
Interest on Mortgage Loans
 Held for Sale                               29            167             48          393
Interest and Dividends on Securities
  Available for Sale                      2,182          3,340          4,186        6,501
Interest and Dividends on Investment
  Securities:
  Taxable                                 1,468             50          2,947          100
  Nontaxable                                 536           577          1,092        1,150
Other Interest Income                         27            91             41          228
                                         -------       -------         ------      -------
    Total Interest Income                 16,725        14,724         32,647       28,856

INTEREST EXPENSE
Interest on Deposits                       7,068         5,877         13,578       11,686
Interest on Short-Term Borrowings            424           145            701          254
Interest on Long-Term Debt                   156           161            312          322
                                         -------      --------        -------      -------
    Total Interest Expense                 7,648         6,183         14,591       12,262
                                         -------      --------        -------      -------

Net Interest Income                       9,077          8,541         18,056       16,594
Provisions for Loan Losses (Note 5)         329            358            657          685
                                        -------        -------        -------      -------

    Net Interest Income After
    Provision for Loan Losses             8,748          8,183         17,399       15,909

OTHER OPERATING INCOME
Service Charges and Fees                  1,546          1,329          2,751        2,350

Trust Department Income                     535            525          1,030        1,050

Securities Gains (Losses), Net
(Notes 3 and 4)                              12             58             19           139
                                        -------        -------        -------       -------
                                          2,093          1,912          3,800         3,539

OTHER OPERATING EXPENSE
Salaries and Wages                        2,942          2,547          5,801         5,139
Employee Benefits                         1,178          1,033          2,286         1,947
Net Occupancy Expense                       312            346            652           687
Equipment                                   763            704          1,508         1,358
FDIC Assessment                             422            386            851           769
Stationery and Supplies                     174            158            371           313
Advertising                                 113            140            228           250
Other                                     1,472          1,905          2,994         3,489
                                        -------        -------        -------       -------
                                          7,376          7,219         14,691        13,952
                                        -------        -------        -------       -------
Income Before Income Taxes                3,465          2,876          6,508         5,496
Income Tax Expense                        1,011            161          1,879           882
                                        -------        -------        -------       -------

NET INCOME                              $ 2,454        $ 2,715        $ 4,629       $ 4,614
                                        =======        =======        =======       =======

Per Share

Primary:

    NET INCOME                             .64             .72           1.22          1.23
                                        ======         =======        =======       =======

Dividends Per Share                        .20             .16            .37           .32
                                        ======         =======        =======       =======

Average Shares Outstanding               3,796           3,749          3,790         3,746
                                        ======         =======        =======       =======

Fully Diluted:

    NET INCOME                             .60             .66           1.13          1.13
                                        ======         =======        =======       =======

Average Shares Outstanding               4,275           4,254          4,273         4,251
                                        ======         =======        =======       =======

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                PIEDMONT BANKGROUP INCORPORATED AND SUBSIDIARIES
                                    (IN 000'S)
                                                                     June      June
                                                                     1995      1994
                                                                     ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                         $  4,629  $  4,614
Adjustments to Reconcile Net Income to Net Cash Provided by
 Operating Activities:
  Provision for Loan Losses                                             657       685
  Depreciation and Amortization of Bank Premises and Equipment          964       905
  Provision for Deferred Income Taxes                                    47      (616)
  Amortization of Securities Premiums and Discounts, Net               (155)      (14)
  Amortization of Intangibles                                           134       139
  Mortgage Loan Originations Held for Sale                           (2,895)  (11,186)
  Mortgage Loans Sold                                                 2,621    14,116
  (Increase) Decrease in Other Assets                                 3,882      (792)
  Increase in Accrued Interest Payable                                  480        57
  Increase (Decrease) in Other Liabilities                              895      (627)
  Decrease in Accrued Loss Contingencies                             (1,341)       --
  Gain (Loss) on Sale of Securities, Net                                (19)     (139)
                                                                   --------  --------

    Net Cash Provided by Operating Activities                      $  9,899  $  7,142

CASH FLOWS FROM INVESTING ACTIVITIES

Net (Increase) in Federal Funds Sold                              $  (5,220) $ 22,810
Increase in Interest Bearing Deposits at Banks                         (806)       --
Purchase of Securities Available for Sale                           (37,783)  (54,430)
Purchases of Investment Securities                                      (79)   (2,893)
Proceeds From Sale of Securities Available for Sale                   5,029    30,033
Proceeds From Calls and Maturities of Securities
 Available for Sale                                                   2,907     6,955
Proceeds From Calls and Maturities of Investment Securities           5,020     1,250
Net (Increase) in Loans                                             (30,431)  (32,158)
Purchases of Bank Premises and Equipment                               (662)   (1,385)
Net (Increase) in Other Real Estate                                     431     2,444
                                                                   --------  --------

  Net Cash Used in Investing Activities                            $(61,594) $(27,374)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Increase (Decrease) in Demand Deposit, Interest
 Checking, Money Market and Savings Accounts                       $(40,668) $  5,829
Net Increase in Time Deposits $100,000 and Over                      15,176     1,840
Net Increase in Time Deposits Other                                  30,936     9,849
Net Increase (Decrease) in Short-Term Debt                           47,244     5,447
Net Increase in Long-Term Debt                                        1,000        --
Cash Dividends                                                       (1,396)   (1,190)
Proceeds From Issuance of Common Stock                                  261       394
                                                                   --------  --------

Net Cash Provided by Financing Activities                          $ 52,553  $ 22,169

Net Increase (Decrease) in Cash and Due From Banks                      858     1,937
Cash and Due From Banks at Beginning of Year                         24,680    21,670
                                                                   --------  --------

Cash and Due From Banks at End of Year                             $ 25,538  $ 23,607
                                                                   ========  ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The consolidated financial statements of Piedmont BankGroup Incorporated and its subsidiaries conform to generally accepted accounting principles and to general banking industry practices. The interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments of a normal and recurring nature which are necessary for a fair presentation of the consolidated financial statements herein have been included. The financial statements herein should be read in conjunction with the notes to financial statements included in the corporation's 1994 Form 10-K to the SEC.

2.   Cash Equivalents
      ----------------

     For purposes of the Statements of Cash Flow, BankGroup considers all Cash and Due From Bank Accounts to be cash equivalents.

3.   Securities Available for Sale
      -----------------------------

     The following sets forth the composition of securities available for sale, which are carried at approximate market value at June 30, 1995:

                                                Gross       Gross        Approx.
                                   Carrying  Unrealized   Unrealized     Market
                                     Value      Gains        Losses       Value
                                   --------   ----------  ----------     ---------
     U. S. Treasury Securities      $    987  $    --      $    (1)       $    986
     Obligations of U. S.
     Government Agencies              45,337      189         (183)         45,343
     Mortgage-Backed Securities       19,345      288          (39)         19,594
     Corporate Bonds                  11,528      477         (120)         11,885
     Other Securities                  1,580      471           --           2,051
     Collateralized Mortgage
      Obligations and REMICs          78,465      265       (1,900)         76,830
                                    --------  -------      --------       --------
      Total Securities Available
       For Sale                     $157,242  $ 1,690      $(2,243)       $156,689
                                    ========  =======      ========       ========

     At June 30, 1995, net unrealized losses of $.5 million, net of tax, are reflected in shareholders' equity.

     Proceeds from sales and calls of securities available for sale year to date were $5.8 million. Gross gains of $15,000 were realized on these transactions. Gross losses of $9,000 were realized on these transactions.

4.   Investment Securities
      ---------------------

     The carrying and approximate market values and gross unrealized gains and losses of investment securities are as follows at June 30, 1995:

                                                    Gross       Gross      Approx.
                                       Carrying   Unrealized  Unrealized   Market
                                        Value       Gains       Losses     Value
                                        -----       -----       ------     -----
     U. S. Treasury Securities       $  4,892      $   135     $   --    $  5,027
     Obligations of U. S.
      Government Agencies              50,052        3,317         --      53,369
     Mortgage-Backed Securities        22,240          740           91    22,889
     Obligations of State and
      Political Subdivisions           40,124        1,150          332    40,942
                                      -------      -------     --------  --------
      Total Investment Securities    $117,308      $ 5,342     $    423  $122,227
                                     ========      =======     ========  ========

     At December 31, 1994, BankGroup transferred securities available for sale with an approximate market value of $72.5 million and a carrying value of $76.5 million to investment securities. The unrealized loss of approximately $4,038,000 included as a separate component of shareholders' equity, is being amortized over the remaining life of the securities.
     This separate component of shareholders' equity at June 30, 1995, net of the related tax effect, was $2.3 million.

     Proceeds from calls of investment securities year to date were $1.7 million. Gross gains of $13,000 were realized on these transactions. There were no losses realized on these transactions.

5.   Loan Portfolio
      --------------

     Interest on loans is computed by methods which generally result in level rates of return on principal amounts outstanding. Loans are placed on nonaccrual status when it becomes probable that the borrower will have difficulty meeting either interest or principal payments and the loan is not in the process of collection and is not well collateralized. For loans placed on nonaccrual, all interest accrued in the current fiscal year is reversed against income while prior year accrued interest is charged against the allowance for loan losses. For payments on nonaccrual loans and impaired loans, amounts are applied first as a recovery of principal and then as interest under the cost recovery method.

     BankGroup considers a loan to be impaired when, based upon current information and events, it believes it is probable that BankGroup will be unable to collect all amounts due according to the contractual terms of the loan agreement. BankGroup's impaired loans within the scope of SFAS 114 include nonaccrual loans (excluding those collectively reviewed for impairment), troubled debt restructurings, and certain other nonperforming loans. For collateral dependent loans, BankGroup bases the measurement of these impaired loans on the fair value of the loan's collateral properties. For all other loans, BankGroup bases the measurement of these impaired loans on the more readily determinable of the present value of expected future cash flows discounted at the loan's effective interest rate or the observable market price. Impairment losses are recognized through an increase in the allowance for loan losses and a corresponding charge to the provision for loan losses. Adjustments to impairment losses due to changes in the fair value of impaired loans' collateral properties are included in the provision for loan losses. When an impaired loan is either sold, transferred to other real estate owned or written down, any related valuation allowance is charged off against the allowance for loan losses.

     An allowance for loan losses is maintained in order to provide for losses in collection of loans that can be currently estimated. The level of the allowance for loan losses is based upon the quality of the loan portfolios as determined by management after consideration of historical loan loss experience, diversification as to the type of loans in the portfolios, the amount of collateralized as compared to uncollateralized loans, banking industry standards and averages, and general economic conditions. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and income and expenses for the period. Actual results could differ significantly from these estimates. In connection with the determination of the allowance for loan losses and the valuation of real estate owned, management obtains independent appraisals for significant properties. Management believes that the allowance for loan losses and the valuation of real estate owned are adequate. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance for loan losses and additional write-downs in the valuation of real estate owned may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review BankGroup's allowance for loan losses and valuation of real estate owned. The following table shows the changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to operating expenses:

                                                       (In 000's)

     Balance at December 31, 1994                                $8,191

     Charge-offs:
      Commercial, Financial and Agricultural                       (462)
      Real Estate - Mortgage                                       (107)
      Installment                                                  (313)
                                                                 -------
                                                                   (882)
                                                                 -------

     Recoveries:
      Commercial, Financial and Agricultural                         59
      Real Estate - Mortgage                                          3
      Installment                                                    96
                                                                 -------
                                                                    158
                                                                 -------
     Net Charge-offs                                                724
     Provision for Loan Losses                                      657
                                                                 -------

     Balance at June 30, 1995                                    $8,124
                                                                 =======

     Nonaccrual loans and loans 90-days past due or more as to interest or principal payments are considered by BankGroup to be nonperforming loans. Nonperforming loans were .98% of loans, net of unearned income at June 30, 1995.

     The following table presents aggregate loan amounts for nonaccrual and 90-day past due loans as of June 30, 1995:

     Nonaccrual Loans                                                $4,187
     Loans Past Due 90 Days or More                                   1,026
                                                                     ------

      Total Nonperforming Loans                                       5,213
                                                                     ------

     Other Real Estate Owned                                          2,021
     Other Repossessed Assets                                           111
                                                                     ------

      Total Foreclosed/Repossessed Assets                             2,132
                                                                     ------

      Total Nonperforming Loans and Foreclosed/Repossessed Assets    $7,345
                                                                     ======

     The effect of nonaccrual loans on interest income for the six months ended June 30, 1995 was as follows:

     Gross Amount of Interest That Would Have Been Recorded
      at Original Rate                                           $   191
     Interest That Was Reflected in Income                             8
                                                                 -------

     Net Impact on Interest Income                               $   183
                                                                 =======
     At June 30, 1995, the recorded investment in loans which have been identified by BankGroup as impaired loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment Of A Loan", totaled $4.3 million. The total allowance for loan losses related to such loans was $.8 million.

6.   Contingencies and Other Matters
      -------------------------------

     At March 31, 1995 and December 31, 1994, BankGroup had accrued loss contingencies of $1.3 million. This contingency was accrued due to a Trust Department defalcation involving misappropriation of customer funds by a former Trust Department employee at Piedmont Trust Bank (PTB). PTB has settled with its insurance carriers on a disputed claim for $5.5 million arising out of the defalcation. On February 28, 1995, the lawsuit was settled on a basis that included no additional loss to PTB over and above the previously established reserves. Final settlement payments on the agreement were received in accordance with the agreement in April, 1995, and with appropriate entries both the insurance receivable account and the accrued loss contingencies were settled.

     As a result of the previously cited Trust Defalcation, PTB is subject to a Cease and Desist Order (the Order) issued by the Federal Reserve. The Order requires PTB to implement certain corrective measures related to internal controls and operating procedures in the Trust Department and requires periodic progress reports to appropriate parties. PTB has implemented the corrective measures as required by the Order.

     BankGroup and its subsidiaries, in the normal course of business, are involved in various legal actions and proceedings. It is the opinion of management that any liabilities, except as disclosed above, arising from these matters and not covered by insurance, would not have a material effect on BankGroup's financial position.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW
- --------

Net income for the first six months of 1995 was $4.63 million, or $1.22 per share, compared to $4.61 million, or $1.23 per share, for the period in 1994. The first six month's earnings equated to a return on assets of 1.16% and return on equity of 16.56%.

Net interest income rose by $1.46 million to $18.06 million, reflecting an increase of 8.8% over the same period in 1994. The increase was due to a combination of higher volume in earning assets and an increase in the net interest margin. Strong loan demand contributed positively to the net interest margin, with average loans, net of unearned income increasing by $49.7 million, or 10.85% over the same period a year ago. The net interest margin for the period was 4.96%, which reflected a 32 basis point increase over the same period last year.

NONINTEREST INCOME
- ------------------

Noninterest income, excluding securities gains of $19 thousand during the first six months of 1995 and $139 thousand during the same period a year ago, increased 11.2% to $3.78 million. The increase in this category was due to improvements in bookkeeping charges, insurance commissions, and credit card income. Trust income remained relatively stable for the period. The first six months of 1994 included $.2 million in net nonrecurring income recorded in this category, consisting of a legal recovery offset partially by a write down related to mortgage loans held for sale. Noninterest income for the quarter, excluding securities gains of $12 thousand in 1995 and $58 thousand in 1994, increased 12.2% to $2.1 million for the same reasons as mentioned for the first six months.

NONINTEREST EXPENSES
- --------------------

Noninterest expenses totaled $14.69 million for the first six months of 1995, an increase of 5.3% from the same period of 1994. The most significant change from the comparable period was in the salaries and benefits expense category, increasing $1.0 million, or 14.1%. This increase was primarily due to the implementation of a new salary administration program in the latter part of 1994, as well as additional staffing at the holding company throughout the year. Management believes that personnel costs will improve in the latter part of 1995 and early 1996 due to further consolidation of operations throughout the organization. Occupancy expenses declined by $35 thousand, while equipment expense increased $150 thousand compared to the first six months in 1994. FDIC assessments were up $82 thousand, or 10.7%, over the same period last year. Other noninterest expenses declined $459 thousand, or 11.3%. The 1994 expense contained $325 thousand of nonrecurring interest expense associated with a partial settlement on a federal tax audit discussed under income taxes below. As legal activity with the Trust Department defalcation diminished, legal expense decreased $290 thousand in comparison to June 30, 1994. These were offset somewhat by increases in supplies and postage.

Total noninterest expense for the quarter ending June 30, 1995 was $7.4 million, up $.2 million, or 2.2%, compared to the second quarter of 1994. Salaries expense for the second quarter was $4.1 million and $3.6 million for 1995 and 1994, respectively. The reason for this increase of $.5 million was the same as for the aforementioned year-to-date expense. Also, in comparing quarter 1995 to quarter 1994, net occupancy expense dropped $34 thousand; equipment costs increased $59 thousand; and FDIC assessment increased $36 thousand. The other noninterest expense category decreased $444 thousand of which $325 thousand was due to the aforementioned tax audit.

INCOME TAXES
- ------------

In June 1994, the Corporation entered into an agreement extended by the Internal Revenue Service to settle outstanding tax matters related to core deposit expense, which decreased the book tax expense by approximately $.6 million. This benefit was not present in the current year.

FINANCIAL CONDITION
- -------------------

Total Assets at June 30, 1995 were $857.5 million, up $63.3 million, or 8.0%, from June 30, 1994. Period end assets increased $62.6 million, or 8.0%, compared to December 31, 1994.

Total loans, net of unearned income at June 30, 1995 were $529.5 million, up $48.7 million, or 10.1%, from the previous year at the same period. Loans outstanding at June 30, 1995 increased $29.7 million, or 5.9%, from December 31, 1994.

In the fourth quarter of 1994, the company restructured the investment portfolio, divesting of a substantial position in collateralized mortgage obligations (CMO's). As a result of this restructuring, the CMO holdings had a book value of $78.5 million at June 30, 1995, down from $96.0 million held at June 30, 1994. These securities had a book value of $58.8 million at December 31, 1994. All CMO's are carried in the available-for-sale category. The market values at June 30, 1995, December 31, 1994 and June 30, 1994 were $76.8 million, $52.5 million and $88.4 million, respectively.

Other assets at June 30, 1995 were $16.8 million compared to $23.5 million at June 30, 1994, and $23.6 million at December 31, 1994. Of the decline, $5.5 million was an insurance receivable account. A subsidiary, Piedmont Trust Bank
(PTB) filed a lawsuit against its insurance carriers for $5.5 million arising from a defalcation involving misappropriation of customer funds involving a former Trust Department employee. PTB also had accrued loss contingencies of $1.3 million for the defalcation. The lawsuit was settled on February 28, 1995 with no additional loss to PTB. Final payment on the settlement agreement was received in April, 1995 and with appropriate entries, both the insurance receivable account and the accrued loss contingencies were settled.

Total deposits were $710.0 million at the end of the second quarter in 1995, up $12.8 million, or 1.8%, compared to June 30, 1994. Compared to December 31, 1994, deposits grew by $5.4 million or .77%. The company experienced a significant shift in deposit mix from savings, money market, and interest checking accounts to time deposits, compared to the end of the same quarter in the previous year. At June 30, 1995, savings accounts, money market and interest checking accounts were $123.2 million, $52.8 million, and $69.6 million, compared to $171.8 million, $70.8 million and $69.6 million, respectively at June 30, 1994. These same accounts were $153.0 million, $70.1 million, and $78.6 million, respectively, at December 31, 1994. Time deposits totaled $357.5 million at June 30, 1995, compared to $295.4 million and $311.4 million on June 30, 1994 and December 31,1994, respectively.

During the second quarter, we entered into a leveraging transaction by purchasing par value of $20.8 million in adjustable rate CMO's and simultaneously funding this investment with a repurchase agreement against those securities. Additionally, we entered into a repurchase agreement of $22.8 million as a funding source for the increase in the loan demand. This transaction was collateralized with existing securities in the portfolio and decreased the federal funds purchased position. At June 30, 1995, our short-term borrowed funds position, including the above mentioned transaction, amounted to $71.5 million, compared to $23.2 million at December 31, 1994 and $25.4 million at June 30, 1994.

ASSET QUALITY
- -------------

Nonperforming loans at the end of June 1995 totaled $5.2 million, compared to $7.8 million at the same period in 1994, and $4.4 million at December 31, 1994. The nonperforming loans to total loans ratio improved to .98% compared to 1.63% a year earlier, but was up from .87% at year-end 1994. Of the June 30, 1995 nonperforming number, $4.2 million consisted of nonaccrual loans, compared to $5.0 million the previous year, and $2.7 million at December 31, 1994. Other real estate owned totaled $2.0 million at the end of the second quarter 1995, down $.6 million from the same period in 1994, and down $.4 million in comparison to year-end 1994. The ratio of the allowance for loan losses to nonperforming loans was 155.8%, 188.2%, and 104.7% at June 30, 1995, December 31, 1994, and June 30, 1994, respectively. The net charge-off ratio for the first six months was .29% of average loans, net of unearned income, compared to
 .37% in the first half of 1994, and .36% at December 31, 1994. The provision for loan losses was approximately the same for the comparable quarters.

CAPITAL
- -------

At June 30, 1995, the leverage and total risk-based capital ratios were 7.39% and 14.59%, respectively. This compares to the same ratios of 7.61% and 14.07% at June 30, 1994, and 7.43% and 14.32% at December 31, 1994.

On January 1, 1994, the corporation adopted FASB 115, "Accounting for Certain Investments in Debt and Equity Securities". This pronouncement requires an adjustment to capital for unrealized gains or losses in the "available-for-sale" portfolio. At June 30, 1995, the corporation had $2.8 million in net unrealized losses, net of tax. This compares to $6.2 million in net unrealized losses at the end of the second quarter in 1994, and $8.1 million at December 31, 1994. The capital ratios indicated above do not consider this accounting adjustment.

At December 31, 1994, Piedmont BankGroup transferred securities available-for-sale with an approximate market value of $72.5 million and a carrying value of $76.5 million to investment securities. The unrealized loss was $4.0 million, or $2.7 million, net of tax which is being amortized over the remaining life of the securities. At June 30, 1995, the unrealized loss, net of tax, was $2.3 million, which is part of the total $2.8 million unrealized loss, net of tax, shown in the shareholders' equity section of the balance sheet.

LIQUIDITY
- ---------

While the actual loan-to-deposit ratio increased to 70.6% from 66.0% the previous year, liquidity remains adequate. Management believes the shifting deposit mix to time deposits should ultimately provide a greater level of stability in overall deposits. Demand deposits increased $17.4 million from the previous year and $15.4 million from December 31, 1994, reflecting an increasing core deposit base. At June 30, 1995, the corporation was in a slight fed funds sold position.



CONTINGENCIES AND OTHER MATTERS
- -------------------------------

At March 31, 1995 and December 31, 1994, BankGroup had accrued loss contingencies of $1.3 million. This contingency was accrued due to a Trust Department defalcation involving misappropriation of customer funds by a former Trust Department employee at Piedmont Trust Bank (PTB). PTB has settled with its insurance carriers on a disputed claim for $5.5 million arising out of the defalcation. On February 28, 1995, the lawsuit was settled on a basis that included no additional loss to PTB over and above the previously established reserves. Final settlement payments on the agreement were received in accordance with the agreement in April, 1995, and with appropriate entries both the insurance receivable account and the accrued loss contingencies were settled.

As a result of the previously cited Trust Defalcation, PTB is subject to a Cease and Desist Order (the Order) issued by the Federal Reserve. The Order requires PTB to implement certain corrective measures related to internal controls and operating procedures in the Trust Department and requires periodic progress reports to appropriate parties. PTB has implemented the corrective measures as required by the Order.

BankGroup and its subsidiaries, in the normal course of business, are involved in various legal actions and proceedings. It is the opinion of management that any liabilities, except as disclosed above, arising from these matters and not covered by insurance, would not have a material effect on BankGroup's financial position.

                           PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
- --------------------------

The information required by Part II, Item 1, of the form 10-Q appears on page 7 of Part I, Item 1, Note 6, of this report and is herein incorporated by reference.
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereof duly authorized.

                                   PIEDMONT BANKGROUP INCORPORATED
                                   (Registrant)

Date
    -----------------               ----------------------------------
                                   James E. Adams
                                   Chief Financial Officer/Treasurer