Form 10-Q
period 1995-09-30
PIEDMONT BANKGROUP INC
filed 1995-11-13
CIK 216870

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                    FORM 10-Q
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


  Commission File Number 0-8622         For the Period Ended September 30, 1995

                          PIEDMONT BANKGROUP INCORPORATED
                 (Exact Name of Registrant as Specified in its Charter)

            Virginia                                      54-1046817
            --------                                      ----------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

P. O. Box 4751                Martinsville, Virginia                  24115
--------------                ----------------------                  -----
        (Address of Principal Executive Office)                     (Zip Code)

                                    (540) 632-2971
                                    --------------
                 (Registrant's Telephone Number, Including Area Code)

                                          N/A
                                          ---
                 Former Name, Former Address, and Formal Fiscal Year,
                          If Changes Since Last Report.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  X                    No
                           -                        -

Indicate the number of shares outstanding at each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                          OUTSTANDING AT OCTOBER 31, 1995
            -----                          -------------------------------
COMMON STOCK $5.00 PAR VALUE                            4,262,110
----------------------------                            ---------


                                PIEDMONT BANKGROUP INCORPORATED

                                          INDEX





                            PART I.  FINANCIAL INFORMATION             PAGE NO.

Item 1.  Financial Statements

         Consolidated Balance Sheets -- September 30, 1995 and
         December 31, 1994

         Consolidated Statements of Income -- Three Months and Nine Months Ended September 30, 1995 and 1994

         Consolidated Statements of Cash flow -
         Nine Months Ended September 30, 1995 and 1994

         Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of the Financial
         Condition and Results of Operations

                            PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings

                                   CONSOLIDATED BALANCE SHEETS
                          PIEDMONT BANKGROUP INCORPORATED AND SUBSIDIARIES
                                            Unaudited
                                            (In 000's)
                                                             September    December
                                                                1994        1995
                                                             ---------   -----------
ASSETS:
Cash and Due From Banks  (Note 2)                           $  25,356    $  24,680
Interest-Bearing Deposits in Domestic Banks                       932           50
Mortgage Loans Held for Sale                                    1,548          521
Securities Available for Sale  (Aggregate Costs of
$173,728 in September, 1995, and $127,337 in December,
1994)  (Note 3)                                               172,000      119,029
Investment Securities (Aggregate Market Values of $118,012
in September, 1995 and $121,041 in December, 1994)
(Note 4)
      Taxable                                                  77,325       81,491
      Nontaxable                                               36,147       40,288
                                                            ---------    --------

                                                              113,472      121,779

Loans  (Note 5):
   Commercial                                                 254,135      235,205
   Real Estate                                                130,551      115,106
   Consumer                                                   174,023      157,857
   Less:  Unearned Income and Deferred Fees                   (10,884)     ( 8,417)
                                                            ---------     --------
      Loans, Net of Unearned Income and Deferred Fees         547,825      499,751
   Less:  Allowance for Loan Losses                           ( 8,327)     ( 8,191)
                                                            ---------      -------

      Loans, Net                                              539,498      491,560

Bank Premises and Equipment                                    10,848       11,240
Other Real Estate Owned                                         1,768        2,452
Other Assets                                                   17,637       23,646
                                                            ---------    ---------
      TOTAL ASSETS                                          $ 883,059    $ 794,957
                                                            =========    =========
LIABILITIES:
Deposits:
   Demand Deposits (Noninterest-Bearing)                    $  95,255    $  91,570
   Interest Checking Accounts                                  68,078       78,567
   Savings Deposits                                           117,918      152,990
   Money Market Investment Accounts                            67,816       70,087
   Time Deposits
      Certificates of Deposit $100,000 and Over                65,944       49,743
      Other                                                   298,292      261,613
                                                            ---------    ---------
      TOTAL DEPOSITS                                          713,303      704,570

Securities Sold Under Repurchase Agreements                    69,498       11,307
Other Short-Term Debt                                          20,190       11,906
7% Convertible Subordinated Debentures  (Note 7)                6,207        8,918
Other Long-Term Debt                                            1,000          ---
Accrued Interest Payable                                        3,255        2,141
Accrued Loss Contingencies  (Note 6)                              ---        1,341
Other Liabilities                                               5,162        3,283
                                                            ---------    ---------
      TOTAL LIABILITIES                                       818,615      743,466
                                                            ---------    ---------

SHAREHOLDERS' EQUITY:  (Note 7)
Preferred Stock,  (Par Value $5 Per Share, Authorized
1,000,000 Shares; None Outstanding                               ---           ---
Common Stock, (Par Value $5 Per Share, Authorized
10,000,000 Shares; Issued and Outstanding 3,921,094 Shares
in September, 1995 and 3,755,012 in December, 1994)            19,606       18,775
Capital in Excess of Par                                        7,165        4,893
Retained Earnings                                              41,105       35,972
Unrealized Gains (Losses) on Securities Net                  (  3,432)    (  8,149)
                                                            ---------    ---------
       TOTAL SHAREHOLDERS' EQUITY                              64,444       51,491
                                                            ---------    ---------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 883,059    $ 794,957
                                                            =========    =========

                               CONSOLIDATED STATEMENTS OF INCOME
                        PIEDMONT BANKGROUP INCORPORATED AND SUBSIDIARIES
                               (In 000's Except Per Share Data)
                                          Unaudited
                                                Three Months Ended         Nine Months Ended
                                              Sept 30       Sept 30       Sept 30      Sept 30
                                                1995          1994          1995         1994
                                              -------       -------       -------      -------
INTEREST INCOME
Interest and Fees on Loans:
    Taxable                                  $   13,079    $ 10,879     $   37,321    $  31,265
    Nontaxable                                       41          47            132          145
Interest on Mortgage Loans Held for Sale             39         102             87          495
Interest and Dividends on Securities
    Available for Sale                            2,668       3,282          6,854        9,783
Interest and Dividends on Investment
  Securities
    Taxable                                       1,423          53          4,370          153
    Nontaxable                                      518         585          1,610        1,735
Other Interest Income                                19         126             60          354
                                             ----------    --------     ----------     --------
    Total Interest Income                        17,787      15,074         50,434       43,930

INTEREST EXPENSE
Interest on Deposits                              7,194       6,014         20,772       17,700
Interest on Short-Term Borrowings                 1,078         158          1,741          412
Interest on Long-Term Debt                           20         ---             58          ---
Interest on 7% Convertible Subordinated
  Debentures                                        156         161            468          483
                                             ----------    --------     ----------    ---------
     Total Interest Expense                       8,448       6,333         23,039       18,595
                                             ----------    --------     ----------    ---------
Net Interest Income                               9,339       8,741         27,395       25,335
Provisions for Loan Losses  (Note 5)                328         358            985        1,043
                                             ----------    --------     ----------    ---------
     Net Interest Income After Provision
       for Loan Losses                            9,011       8,383         26,410       24,292

OTHER OPERATING INCOME
Service Charges and Fees                          1,378       1,238          4,129        3,588
Trust Department Income                             640         510          1,670        1,560
Securities Gains (Losses), Net
(Notes 3 and 4)                                (     15)        171              4          310
                                             ----------    --------     ----------    ---------
                                                  2,003       1,919          5,803        5,458

OTHER OPERATING EXPENSE
Salaries and Wages                                3,028       2,752          8,829        7,892
Employee Benefits                                 1,037       1,088          3,323        3,034
Net Occupancy Expense                               304         333            956        1,020
Equipment                                           790         722          2,298        2,080
FDIC Assessment                                (     34)        445            817        1,214
Stationery and Supplies                             178         159            549          472
Advertising                                          84         104            312          354
Other                                             1,960       1,649          4,954        5,138
                                             ----------    --------     ----------    ---------
                                                  7,347       7,252         22,038       21,204
                                             ----------    --------     ----------    ---------
Income Before Income Taxes                        3,667       3,050         10,175        8,546
Income Tax Expense                             (  1,004)    (   853)     (   2,883)    (  1,735)
                                             ----------    --------     ----------    ---------
NET INCOME                                   $    2,663    $  2,197     $    7,292    $   6,811
                                             ==========    ========     ==========    =========

Per Share
Primary:
    NET INCOME                               $      .70    $    .59     $     1.92    $    1.82
                                             ==========    ========     ==========    =========
Dividends Per Share                          $      .20    $    .17     $      .57    $     .49
                                             ==========    ========     ==========    =========
Average Shares Outstanding                        3,840       3,758          3,804        3,751
                                             ==========    ========     ==========    =========

Fully Diluted:
    NET INCOME                               $      .65    $    .54     $     1.78    $    1.67
                                             ==========    ========     ==========    =========
Average Shares Outstanding                        4,277       4,260          4,272        4,253
                                             ==========    ========     ==========    =========


                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                   PIEDMONT BANKGROUP INCORPORATED AND SUBSIDIARIES
                                      (In 000's)
                                       Unaudited
                                                                         September     September
                                                                            1995          1994
                                                                        ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                            $    7,292   $      6,811
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities:
    Provision for Loan Losses                                                985          1,043
    Depreciation and Amortization of Bank Premises and Equipment           1,434          1,376
    Provision for Deferred Income Taxes                                       25    (       616)
    Amortization of Securities Premiums and Discounts, Net               (   228)   (         5)
    Amortization of Intangibles                                              201            217
    Mortgage Loan Originations Held for Sale                             ( 5,928)   (     9,387)
    Mortgage Loans Sold                                                    4,901         19,923
    (Increase) Decrease in Other Assets                                    3,387            350
    Increase in Accrued Interest Payable                                   1,114            461
    Increase (Decrease) in Other Liabilities                               1,879    (       834)
    Decrease in Accrued Loss Contingencies                               ( 1,341)           ---
    Gain (Loss) on Sale of Securities, Net                               (     4)   (       310)
                                                                      -----------  ------------
        Net Cash Provided by Operating Activities                     $   13,717   $     19,029

Cash Flows From Investing Activities:
Net (Increase) in Federal Funds Sold                                  $      ---   $     12,535
Increase in Interest Bearing Deposits at Banks                          (    882)           ---
Purchase of Securities Available for Sale                               ( 66,921)   (    76,119)
Purchases of Investment Securities                                      (    451)   (     4,101)
Proceeds From Sale of Securities Available for Sale                        5,029         55,435
Proceeds From Calls and Maturities of Securities
  Available for Sale                                                      15,560          7,205
Proceeds From Calls and Maturities of Investment Securities                9,464          1,750
Net (Increase) in Loans                                                 ( 48,923)   (    42,957)
Purchases of Bank Premises and Equipment                                (  1,042)   (     2,094)
Net (Increase) in Other Real Estate                                          684          2,310
                                                                      ----------   ------------
        Net Cash Used in Investing Activities                         $ ( 87,482)  $(    46,036)

Cash Flows From Financing Activities:

Net Increase (Decrease) in Demand Deposit, Interest
  Checking, Money Market and Savings Accounts                         $ ( 44,147)  $(     2,900)
Net Increase in Time Deposits $100,000 and Over                           16,201         14,526
Net Increase in Time Deposits Other                                       36,679         25,211
Net Increase (Decrease)in Short-Term Debt                                 66,475    (     3,986)
Net Increase in Long-Term Debt                                             1,000            ---
Cash Dividends                                                          (  2,159)   (     1,825)
Proceeds From Issuance of Common Stock                                       392            508
                                                                      ----------   ------------
Net Cash Provided by Financing Activities                             $   74,441   $     31,534
                                                                      ----------   ------------
Net Increase (Decrease) in Cash and Due From Banks                           676          4,527
Cash and Due From Banks at Beginning of Year                              24,680         21,670
                                                                      ----------   ------------

Cash and Due From Banks at End of Year                                $   25,356   $     26,197
                                                                      ==========   ============



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

3.   Securities Available for Sale
     -----------------------------

     The following sets forth the composition of securities available for sale, which are carried at approximate market value at September 30, 1995.



                                                Gross       Gross        Approx.
                                Carrying     Unrealized   Unrealized     Market
                                  Value         Gains       Losses       Value
                                --------     ----------   ----------     ------
U. S. Treasury Securities            494  $      ---   $     ---     $     494
Obligations of U.S.
  Government Agencies             35,046         121         243        34,924
Mortgage-Backed Securities        27,207         242         220        27,229
Corporate Bonds                   11,526         415         119        11,822
Other Securities                   1,987         508         ---         2,495
Collateralized Mortgage
  Obligations and REMICs          97,468         110       2,542        95,036
                              ----------  ----------   ---------     --------
  Total Securities
    Available for Sale        $  173,728  $    1,396   $   3,124    $  172,000
                              ==========  ==========   =========    ==========


     At September 30, 1995, net unrealized losses of $1.1 million, net of tax, are reflected in shareholders' equity.

     Proceeds from sales and calls of securities available for sale year to date were $17.1 million. Gross gains of $18,000 were realized on these transactions. Gross losses of approximately $27,000 were realized on these transactions.

4.   Investment Securities
     ---------------------

     The carrying and approximate market values and gross unrealized gains and losses of investment securities are as follows at September 30, 1995:

                                               Gross        Gross      Approx.
                                 Carrying    Unrealized   Unrealized   Market
                                  Value        Gains        Losses     Value
                                 --------    ----------   ----------   ------
U. S. Treasury Securities     $   4,908    $      109   $     ---   $   5,017
Obligations of U.S.
   Government Agencies           47,729         2,858         ---      50,587
Mortgage-Backed Securities       21,342           596          21      21,917
Obligations of State and
  Political Subdivisions         39,493         1,211         213      40,491
                              ---------    ----------   ---------    --------
  Total Investment Securities $ 113,472    $    4,774   $     234   $ 118,012
                              =========    ==========   =========   =========




     At December 31, 1994, BankGroup transferred securities available for sale with an approximate market value of $72.5 million and a carrying value of $76.5 million to investment securities. The unrealized losses of approximately $4,038,000 included as a separate component of shareholders' equity, is being amortized over the remaining lives of the securities. This separate component of shareholders' equity at September 30, 1995, net of the related tax effect, was $2.3 million.

     Proceeds from calls of investment securities year to date were $5.2 million. Gross gains of $13,000 were realized on these on these transactions. There were no losses realized on these transactions.

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

     An allowance for loan losses is maintained in order to provide for losses in collection of loans that can be currently estimated. The level of the allowance for loan losses is based upon the quality of the loan portfolios as determined by management after consideration of historical loan loss experience, diversification as to the type of loans in the portfolios, the amount of collateralized as compared to uncollateralized loans, banking industry standards and averages, and general economic conditions. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and income and expense for the period. Actual results could differ significantly from these estimates. In connection with the determination of the allowance for loan losses and the valuation of real estate owned, management obtains independent appraisals for significant properties. Management believes that the allowance for loan losses and the valuation of real estate owned are adequate. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance for loan losses and additional writedowns in the valuation of real estate owned may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review
     BankGroup's allowance for loan losses and valuation of real estate owned. The following table shows the changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to operating expenses:

                                                                  (In 000's)
        Balance at December 31, 1994                             $    8,191
        Charge-offs:
        Commercial, Financial and
        Agricultural                                                    556
        Real Estate - Mortgage                                           44
        Installment                                                     561
                                                                -----------

                                                                $     1,161

        Recoveries:
        Commercial, Financial
        and Agricultural                                                149
        Real Estate - Mortgage                                            4
        Installment                                                     159
                                                                ------------

                                                                        312

        Net Charge-offs                                                  849
        Provision for Loan Losses                                        985
                                                                ------------

        Balance at September 30, 1995                            $    8,327
                                                                ===========


     Nonaccrual loans and loans 90-days past due or more as to interest or principal payments are considered by BankGroup to be nonperforming loans. Nonperforming loans were .97% of loans, net of unearned income at September 30, 1995.

     The following table present aggregate loan amounts for nonaccual and 90-day past due loans as of September 30,1995:


         Nonaccrual Loans                                     $      3,742
         Loans Past Due 90 Days or
         More                                                        1,565
                                                              ------------

         Total Nonperforming Loans                                   5,307
                                                              ------------

         Other Real Estate Owned                                    1,768
         Other Repossessed Assets                                     120
                                                             ------------

         Total Foreclosed/Repossessed Assets                        1,888
                                                             ------------

         Total Nonperforming Loans and Foreclosed/
         Repossessed Assets                                  $      7,195
                                                             ============

     The effect of nonaccrual loans on interest income for the nine months ended September 30, 1995 was as follows:

        Gross Amount of Interest That Would Have Been
        Recorded at Original Rate                            $       251

        Interest That Was Reflected in Income                         10
                                                             -----------

        Net Impact on Interest Income                        $       241
                                                             ===========

     At September 30, 1995, the recorded investment in loans which have been identified by BankGroup as impaired loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of A Loan", totaled $3.7 million. The total allowance for loan losses related to such loans was $ .8 million.

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

     As a result of the previously cited Trust Defalcation, PTB was subject to a Cease and Desist Order (the Order) issued by the Federal Reserve. The Order required PTB to implement certain corrective measures related to internal controls and operating procedures in the Trust Department and required periodic progress reports to appropriate parties. PTB has implemented the corrective measures as required by the Order. The Corporation received notification from the Federal Reserve Bank of Richmond dated October 3, 1995 terminating the Cease and Desist Order.

     BankGroup and its subsidiaries, in the normal course of business, are involved in various legal actions and proceedings. It is the opinion of management that any liabilities, except as disclosed above, arising from these matters and not covered by insurance, would not have a material effect on BankGroup's financial position.

7.   7% Convertible Subordinated Debentures
     --------------------------------------

     On September 12, 1995, Piedmont BankGroup Incorporated called for redemption on October 13, 1995 all of its outstanding 7% Convertible Subordinated Debentures Due 2011 (the "Debentures"). At such date, $8,043,000 principal amount of Debentures were outstanding. The redemption price was $1,014.00 plus accrued interest of $34.61 from April 15, 1995 to the redemption date, for a total of $1,048.61 for each $1,000 of principal amount of Debentures. No interest would accrue on the Debentures from and after October 13, 1995 and holders of outstanding Debentures would not have any rights as such holders other than the right to receive the redemption price, without additional interest, upon surrender of their Debentures.

     The Debentures were convertible at any time on and prior to October 5, 1995 into shares of the Company's Common Stock at a conversion rate of
     54.945 shares of common stock for each $1,000 principal amount of Debentures (equivalent to a conversion price of $18.20 per share). Holders converting Debentures were not entitled to receive interest from April 15, 1995.

     The Company also entered into a Standby Agreement with Scott and Stringfellow, Incorporated, a broker/dealer headquartered in Richmond, Virginia providing that Debentures not converted by the holders would, in effect, be converted by Scott and Stringfellow and the resulting Common Stock sold in a public offering. All Debentures were converted into 441,839 shares of the Company's Common Stock.

     The Company registered Common Stock offered in conversion of the Debentures with the Securities and Exchange commission (Registration No. 33-62557).



           MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Overview
--------

     Net income for the first nine months of 1995 was $7.3 million which equated to $1.92 per primary share. The 1994 income for the first nine months was $6.8 million, or $1.82 per primary share. The 1995 year-to-date income produced a 1.18% and 16.66% return on assets and return on equity, respectively. The return on assets and return on equity for 1994 were 1.16% and 16.09%, respectively.

     Net income for the third quarter of 1995 was $2.7 million compared to $2.2 million in 1994, an increase of 21.2%. The return on assets and return on equity for the third quarter of 1995 was 1.22% and 16.86%, respectively compared to 1.10% and 15.83%, respectively in the third quarter of 1994.

Net Interest Income
-------------------

     Net interest income for the first nine months of 1995 increased $2.1 million, or 8.1% over 1994 levels. This resulted in a rise in the interest margin to 4.85% in 1995 from 4.77% in 1994. Strong loan demand has contributed positively to the net interest margin, with average loans, net of unearned income increasing by $49.2 million, or 10.5% over the same period a year ago. Partially offsetting this positive effect on the interest margin has been the shift in our deposit structure from interest checking, money market, and savings to time deposits.

     The net interest margin for the third quarter of 1995 was 4.63% compared to 5.03% in the third quarter of 1994. This decline was due to the deposit shift to time deposits from interest checking, money market, and savings accounts; declining interest rates; and leveraging transactions. The leveraging transactions increased the interest bearing assets by the purchase of $40 million par value in adjustable rate collateralized mortgage obligations (CMO's) funded by repurchase agreements with similar repricing characteristics.

Noninterest Income
------------------

     Total noninterest income, excluding securities gains, for the first nine months of 1995 increased $.7 million, or 12.6% over the same period in 1994. Service charges on bookkeeping increased $.2 million, or 15.8% primarily due to implementation of increased rates and additional charges. Other income increased $.3 million, or 14.6% over 1994 levels due to increased credit card income and credit life income. Trust income increased in 1995 $.1 million, or 7.1% over the 1994 income also due to increased fees.

     Noninterest income for the third quarter of 1995 increased $.3 million, or 15.4% in comparison to the third quarter of 1994 due to the same reasons listed above for the year-to-date comparisons.

Noninterest Expense
-------------------

     Total noninterest expense for the first nine months of 1995 was $22.0 million compared to $21.2 million in 1994, a 3.9% increase. Salaries and wages expense increased $.9 million over 1994 levels primarily due to a new salary administration program in the latter part of 1994, additional staffing at the holding company, and accruals of all costs associated with displaced personnel. Management believes that personnel costs will improve due to further consolidation of operations throughout the organization. Employee benefits increased in 1995 9.5% over the previous year for the same reasons as salaries and wages. Net occupancy expense increased 6.3% over 1994 along with an increase in equipment and equipment service of $.2 million, or 10.5%. FDIC assessment declined $.4 million, or 32.7% in comparison to 1994 because of the rebate from the Federal Deposit Insurance Corporation. Supplies expense rose $77 thousand, or 16.3% over 1994 levels, primarily due to the three national banks changing to a state charter in 1995 requiring all new stationery and supplies with their new names and logos. Other noninterest expense declined $.2 million, or 3.6% over 1994 levels.

     Total noninterest expense for the third quarter of 1995 was stable in comparison to 1994 at $7.3 million. Salaries expense for the quarter increased $.3 million, or 10.0% in comparison to last year for the same reasons as the aforementioned year-to-date expense. FDIC assessment declined $.5 million, or 107.6% due to the rebate for the Federal Deposit Insurance Corporation in the third quarter. The other noninterest expense category increased $.3 million, or 16.2% due to credit card expenses and relocation expenses.

Financial Condition
-------------------

     Total assets at September 30, 1995 were $883.1 million, up $80.5 million, or 10.0%, from September 30, 1994. Period end assets increased $88.1 million, or 11.1%, compared to December 31, 1994.

     Total loans, net of unearned income at September 30, 1995 were $547.8 million, up $56.7 million or 11.6% from the previous year at the same period. Loans outstanding at September 30, 1995 increased $48.1 million, or 9.6% from December 31, 1994.

     The company previously reported a restructuring of the investment portfolio in the fourth quarter of 1994, which divested a substantial position in fixed rate (CMO's), thus reducing the overall interest rate risk in our balance sheet. Late in the second quarter and continuing in the third quarter of 1995, the company invested $40 million par value in adjustable rate collateralized mortgage obligations (CMO's) funded by repurchase agreements with similar repricing characteristics. On a comparative basis, the total CMO holdings had a book value of $97.5 million at September 30, 1995, slightly up from $95.1 million held at September 30, 1994, and up from $58.8 million at December 31, 1994. All CMO's are carried in the availablefor-sale category. The market values at September 30, 1994, December 31, 1994 and September 30, 1994 were $95.0 million, $52.5 million and $84.6 million, respectively.

     Total securities available for sale were $172.0 million at September 30, 1995, compared to $201.5 million at September 30, 1994 and $119.0 million at December 31, 1994. Total securities in the held to maturity category were $113.5 million at September 30, 1995, compared to $43.3 million at September 30, 1994 and $121.8 million at December 31, 1994.

     Other assets at September 30, 1995 were $17.6 million compared to $24.0 million at September 30, 1994 and $23.6 million at December 31, 1994. Of the decline, $5.5 million was an insurance receivable account. A subsidiary, Piedmont Trust Bank (PTB) filed a lawsuit against its insurance carriers for $5.5 million arising from a defalcation involving misappropriation of customer funds involving a former Trust Department employee. PTB also had accrued loss contingencies of $1.3 million for the defalcation. The lawsuit was settled on February 28, 1995 with no additional loss to PTB. Final payment on the settlement agreement was received in April, 1995 and with appropriate entries, both the insurance receivable account and the accrued loss contingencies were settled.

     Total deposits were $713.3 million at the end of the third quarter in 1995, down $3.2 million or 0.5% compared to September 30, 1994. Compared to December 31, 1994, deposits grew by $8.7 million or 1.2%. Affecting the comparison of deposit totals was a runoff of a $13.7 million large CD from a single depositor, which occurred in the third quarter, 1995. The company continued to experience a shift in deposit mix from savings, money market, and interest checking accounts to time deposits, compared to the end of the same quarter in the previous year. At September 30, 1995, savings accounts, money market and NOW accounts were $117.9 million, $67.8 million, and $68.1 million, compared to $159.6 million, $70.8 million and $70.3 million, respectively at September 30, 1994. These same accounts were $153.0 million, $70.1 million, and $78.6 million, respectively, at December 31, 1994. Time deposits totaled $364.2 million at September 30, 1995, compared to $323.4 million and $311.4 million on September 30, 1994 and December 31, 1994, respectively.

     On September 12, 1995, Piedmont BankGroup Incorporated called for redemption on October 13, 1995 all of its outstanding 7% Convertible Subordinated Debentures Due 2011 (the "Debentures"). At such date, $8,043,000 principal amount of Debentures were outstanding. The redemption price was $1,014.00 plus accrued interest of $34.61 from April 15, 1995 to the redemption date, for a total of $1,048.61 for each $1,000 of principal amount of Debentures. No interest would accrue on the Debentures from and after October 13, 1995 and holders of outstanding Debentures would not have any rights as such holders other than the right to receive the redemption price, without additional interest, upon surrender of their Debentures.

     The Debentures were convertible at any time on and prior to October 5, 1995 into shares of the Company's Common Stock at a conversion rate of 54.945 shares of common stock for each $1,000 principal amount of Debentures (equivalent to a conversion price of $18.20 per share). Holders converting Debentures were not entitled to receive interest from April 15, 1995.

     The Company also entered into a Standby Agreement with Scott and Stringfellow, Incorporated, a broker/dealer headquartered in Richmond, Virginia providing that Debentures not converted by the holders would, in effect, be converted by Scott and Stringfellow and the resulting Common Stock sold in a public offering. All Debentures were converted into 441,839 shares of the Company's Common Stock.

     The Company registered Common Stock offered in conversion of the Debentures with the Securities and Exchange Commission
     (Registration No. 33-62557).

Asset Quality
-------------

     Nonperforming loans at the end of September 1995 totaled $5.3 million, compared to $6.9 million at the same period in 1994, and $4.4 million at December 31, 1994. The nonperforming loans to total loans ratio improved to .97% compared to 1.41% a year earlier, but was up from .87% at the year-end 1994. Of the September 30, 1995 nonperforming number, $3.7 million consisted of nonaccrual loans, compared to $4.6 million the previous year, and $2.7 million at December 31, 1994. Other real estate owned totaled $1.8 million at the end of the third quarter 1995, down $.9 million from the same period in 1994, and down $.7 million in comparison to year-end 1994. The ratio of the allowance for loan loss reserves to nonperforming loans was 156.9%, 188.2%, and 116.9% at September 30, 1995, December 31, 1994 and September 30, 1994, respectively. The net charge-off ratio for the first nine months was .22% of average loans, net of unearned income, compared to .39% for the same period of 1994, and .63% at December 31, 1994. The provision for loan losses was approximately the same for the comparable quarters.

Capital
-------

     At September 30, 1995, the leverage and total risk-based capital ratios were 7.60% and 14.37%, respectively. This compares to the same ratios of 7.71% and 14.85% at September 30, 1994, and 7.43% and 14.32% at December 31, 1994.

     On January 1, 1994, the corporation adopted FASB 115, "Accounting for Certain Investments in Debt and Equity Securities". This pronouncement requires an adjustment to capital for unrealized gains or losses in the "available for sale" portfolio. At September 30, 1995, the corporation had $3.4 million in net unrealized losses, net of tax. This compares to $9.6 million in net unrealized losses at the end of the third quarter in 1994, and $8.1 million at December 31, 1994. The capital ratios indicated above do not consider this accounting adjustment.

     At December 31, 1994, Piedmont BankGroup transferred securities available for sale with an approximate market value of $72.5 million and a carrying value of $76.5 million to the held to maturity investment category. The unrealized loss was $4.0 million, or $2.7 million, net of tax, which is being amortized over the remaining life of the securities. At September 30, 1995, the unrealized loss, net of tax was $2.3 million, which is part of the total $3.4 million unrealized loss, net of tax, shown in the shareholders' equity section of the balance sheet.

Liquidity
---------

     While the actual loan-to-deposit ratio increased to 76.8% from 68.5% the previous year, liquidity remains adequate. Management believes the shifting deposit mix to time deposits should ultimately provide a greater level of stability in overall deposits. Demand deposits increased $2.8 million from the previous year and $3.7 million from December 31, 1994, reflecting an increasing core deposit base. At September 30,1995, the corporation had a short-term borrowed funds position of $89.7 million, an increase of $73.7 million over the same period in 1994 and an increase of $66.5 million over December 31, 1994. The September 30, 1995 borrowed funds position included $36.4 million in repurchase agreements used in funding the $40 million adjustable rate CMOs. The large liability dependency ratio averaged 18.5% in September, which is within internal policy guidelines.

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

     As a result of the previously cited Trust Defalcation, PTB was subject to a Cease and Desist Order (the Order) issued by the Federal Reserve. The Order required PTB to implement certain corrective measures related to internal controls and operating procedures in the Trust Department and required periodic progress reports to appropriate parties. PTB has implemented the corrective measures as required by the Order. The Corporation received notification from the Federal Reserve Bank of Richmond dated October 3, 1995 terminating the Cease and Desist Order. BankGroup and its subsidiaries, in the normal course of business, are involved in various legal actions and proceedings. It is the opinion of management that any liabilities, except as disclosed above, arising from these matters and not covered by insurance, would not have a material effect on BankGroup's financial position.



                       PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

    The information required by Part II, Item 1, of the form 10-Q appears on page 7 of Part I, Item 1, Note 6, of this report and it herein incorporated by reference.


                           SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereof duly authorized.



                                        PIEDMONT BANKGROUP
INCORPORATED (Registrant)

Date:  November 9, 1995                 JAMES E. ADAMS
       -------------------------        ----------------------------
                                        James E. Adams
                                        Chief Financial Officer/
                                        Treasurer