Form 10-K
period 1995-12-31
PIEDMONT BANKGROUP INC
filed 1996-03-22
CIK 216870

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K


 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                          COMMISSION FILE NUMBER 0-8622


                        MAINSTREET BANKGROUP INCORPORATED
             (Exact name of Registrant as specified in its charter)

                               Virginia 54-1046817
        ----------------------------- -----------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification
      incorporation or organization)                    No.)


                                 P. O. Box 4831
                           Church & Ellsworth Streets
                          Martinsville, Virginia 24115
        ------------------------------------------------------------------
                (Address of principal executive office) Zip Code

        Registrant's telephone number, including area code (540)632-2971

Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class           Name of Each Exchange on Which Registered
  ---------------------          -----------------------------------------
                                 None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $5.00 a Share                                  NASDAQ

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes (X)                    No (_)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 31, 1996 was $103,748,243.

(In determining this figure the Registrant assumes that all of its directors and principal executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purposes.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                          Outstanding at January 31, 1996
----------------------------------    --------------------------------
COMMON STOCK $5.00 Par Value                     8,570,194
-----------------------------------   ---------------------------------

                       MainStreet BankGroup Incorporated

                                   Form 10-K

                                     Index

                                     PART I

Item 1            Business                                                                                3-12
Item 2            Properties                                                                                12
Item 3            Legal Proceedings                                                                         13
Item 4            Submission of Matters to a Vote of Shareholders                                           13
                  Executive Officers of Registrant                                                       13-14


                                    PART II

Item 5            Market for Registrant's Common Equity and Related Shareholder Matters                      14
Item 6            Selected Financial Data                                                                    15
Item 7            Management's Discussion and Analysis of Financial Condition and Results of Operations   16-25
Item 8            Financial Statements and Supplementary Data                                             26-50
Item 9            Changes In and Disagreements With Accountants on Accounting and Financial Disclosure       50


                                    PART III

Item 10           Directors and Executive Officers of the Registrant                                         50
Item 11           Executive Compensation                                                                     50
Item 12           Security Ownership of Certain Beneficial Owners and Management                             50
Item 13           Certain Relationships and Related Transactions                                             50


                                    PART IV

Item 14           Exhibits, Financial Statement Schedules, and Reports on Form 8-K                        50-51

                      DOCUMENTS INCORPORATED BY REFERENCE

    Proxy Statement, dated March 22, 1996 for Annual Meeting of Shareholders

                         PART III - Items 10 through 13

                                     PART I


Item 1.  Business

General

         MainStreet BankGroup Incorporated (the "Company," "Corporation," "BankGroup," or "Registrant"), through its subsidiary Banks ("Banks"), provides a full range of commercial bank, consumer banking and trust services to a variety of businesses and individual customers. The Banks seek customers whose total financial requirements they can serve. As a result, most of the Banks' business customers are small and medium-sized entities. While the Company considers this middle market to be its primary business market, it has banking relations with many of the larger textile and furniture manufacturing companies with manufacturing facilities in the Martinsville, Virginia, trade area.

         The Company, through the Banks, actively competes for deposits, discount brokerage, loans and trust accounts with other financial institutions, including large regional bank holding companies with greater financial resources headquartered elsewhere in Virginia and North Carolina. Principal competitive factors are interest rates, services and lending limitations.

         It is the Company's policy to operate the Banks as separate banking institutions retaining their names and boards of directors. However, the Company utilizes a centralized approach in management providing direction to the Banks and performing selected services in the compliance, data processing, financial management, human resources, investment, accounting, marketing, mortgage, trust and audit areas. The Banks approve loans up to a specified credit limit, above which central credit administration approves the loans. The Banks also still must approve investments and other activities consistent with past practices and the needs of their communities. To coordinate the activities of the Banks and to maintain internal controls, the Company utilizes a planning and budgeting process which involves Company officers, presidents of the Banks, and principal department heads. Performance targets and budget goals are developed for each Bank on an annual basis, with financial and operating results reported and reviewed periodically during the year.

Subsidiaries

         PIEDMONT TRUST BANK. Piedmont Trust Bank ("Piedmont") was incorporated in 1921 under the laws of Virginia. Piedmont's main office is in the City of Martinsville, a commercial center in southwest Virginia, and it has six branches in Martinsville and Henry County. Its primary service area has a population of approximately 73,000 and its economy is oriented toward the textile, furniture and prebuilt housing industries. It is insured by the Federal Deposit Insurance Corporation and is supervised and examined by the Board of Governors of the Federal Reserve System and the State Corporation Commission of Virginia. It engages in a general commercial banking business and offers the range of banking services that can be expected of a banking organization of its size. In addition, Piedmont has a Trust Department with assets of $574 million under management at December 31, 1995. Piedmont is the largest bank in the Martinsville trade area with total assets of approximately $454.9 million, deposits of approximately $307.9 million and net loans of approximately $284.7 million at December 31, 1995.

         BANK OF CARROLL. Bank of Carroll ("Carroll"), incorporated in 1971 under the laws of Virginia, was acquired in 1977. At December 31, 1995, it had total assets of approximately $55.7 million. Its main office is located in Hillsville, Carroll County, Virginia, and it has branches in Cana and Galax, Virginia. Its primary service area has a population of approximately 33,000. Carroll is supervised and examined by the Board of Governors of the Federal Reserve System and the State Corporation Commission of Virginia and engages in a general commercial banking business.

         BANK OF FERRUM. Bank of Ferrum ("Ferrum"), incorporated in 1917 under the laws of Virginia and converted during the 1920's to a national bank, was acquired in 1981. In 1995, Bank of Ferrum converted back to a state charter. At December 31, 1995, it has total assets of approximately $77.6 million. Its main banking office is located in Ferrum, Virginia, with branches at Oak Level and Rocky Mount, Virginia. An additional branch is currently under construction in the northern part of Rocky Mount which is scheduled to open in March 1996. Its primary service area has a population of approximately 40,000. Ferrum is supervised and examined by the Board of Governors of the Federal Reserve System and the State Corporation Commission of Virginia and engages in general commercial banking business.



         FIRST COMMUNITY BANK OF FOREST. First Community Bank ("Community"), incorporated in 1978 under the laws of Virginia, was acquired in 1983. At December 31, 1995, it has total assets of approximately $111.4 million. Community's main office is located in Forest, Virginia, and it operates seven branches in the Lynchburg and Forest area. Its primary service area has a population of approximately 112,000. First Community is regulated by the Board of Governors of the Federal Reserve System and the State Corporation Commission of Virginia. Retail and commercial banking services are provided for customers in Forest, Bedford, Campbell and Amherst Counties and the City of Lynchburg, Virginia.

         THE FIRST BANK OF STUART. The First Bank of Stuart ("Stuart") was incorporated in 1920 as a national bank and acquired in 1986. In 1995, Stuart converted to a state charter. At December 31, 1995, it had total assets of approximately $117.0 million. It main office is located in Stuart, Virginia, and has six other offices all located in Patrick County, Virginia. Stuart is the largest bank in Patrick County. Its primary service area has a population of approximately 17,500. Stuart is supervised and examined by the Board of Governors of the Federal Reserve System and the State Corporation Commission of Virginia and engages in general commercial banking business.

         FIRST COMMUNITY BANK OF SALTVILLE. First Community Bank of Saltville ("Saltville") was established in 1903 under the Laws of Virginia and was incorporated in 1918 as a national bank and acquired in 1986. In 1995, Saltville converted back to a state charter. At December 31, 1995, it had total assets of approximately $89.9 million. Its main office is located in Saltville, Virginia, and it has two other offices located in Smyth County. Saltville is the third largest of the four banks in Smyth County. Its primary service area has a population of approximately 32,000. Saltville engages in a general commercial banking business and is supervised and examined by the Board of Governors of the Federal Reserve System and the State Corporation Commission of Virginia and engages in general commercial banking business.


Trust Services

         Piedmont's Trust Department offers a full range of trust services for both individual and corporate customers. Such services include personal trust, investment management, financial and tax counseling, employee benefits and custodial.

         The Trust Department assets have increased from $530 million at December 31, 1994 to $574 million at December 31, 1995.


Competition

         The principal methods of competition in the bank industry are service, rates offered on loans and deposits and convenience of location. Competition also comes from financial service firms such as brokerage houses and mortgage companies. The Registrant has historically restricted its activities to a geographical area within an approximate two hundred mile radius of Martinsville, Virginia, the corporate headquarters. Other bank holding company competitors have greater geographic coverage and some offer a number of bank-related services which the Registrant does not presently offer.

         Piedmont, with its six branch offices, is the largest of five banking institutions in the Martinsville trade area. Principal competition is offered by the other commercial banks, but competition is also offered by savings and loan associations, finance companies and credit unions.

         Carroll is one of six banks in Carroll County and Galax, Virginia. Competition is offered primarily by these banks.

         Ferrum is the only financial institution located in Ferrum, but competition is offered through four other commercial banks located in Rocky Mount, Virginia, approximately nine miles away.

         Community is the only financial institution located in Forest, but competition is offered by four other banks located in Lynchburg, four banks in Bedford, four banks in Amherst, and five in Campbell. Competition also includes some savings and loan associations, and credit unions.

         Stuart is the largest bank in Patrick County, but competition is offered through two other commercial banks located in the area.

         Saltville is one of four banks in Smyth County. Competition is offered primarily by these banks.


Employees

          The total number of full-time equivalent persons employed by the Registrant and its subsidiaries as of December 31, 1995 was 440. The Registrant believes that its relationship with its employees is good, and no employees are represented by a labor union.


Information as to Classes of Service

         The following table sets forth, for the three fiscal years ended December 31, 1995, the percentage of total operating revenues contributed by each class of similar services which contributed 15% or more of total operating revenue of the Registrant and its subsidiaries in either of the last three year.




 YEARS ENDED                                                                  PERCENTAGE
December 31, 1993          Interest & Fees on Loans                             66.1%

December 31, 1994          Interest & Fees on Loans                             71.5

December 31, 1995          Interest & Fees on Loans                             66.6

December 31, 1993          Interest & Dividends on
                           Securities Held to Maturity and
                           Securities Available for Sale                        22.9

December 31, 1994          Interest & Dividends on
                           Securities Held to Maturity and
                           Securities Available for Sale                        25.8

December 31, 1995          Interest & Dividends on
                           Securities Held to Maturity and
                           Securities Available for Sale                        22.9

SELECTED STATISTICAL INFORMATION OF MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES (REGISTRANT)

         The following statistical information is consolidated for the Registrant and its six bank subsidiaries. Information is based on daily average balances. Nonaccrual loans are included in loans, net of unearned income. Mortgage loans held for sale are broken out separately from loans for 1995 and 1994's distribution of assets; however, they are included with loans for all periods in the rate volume analysis. Information related to mortgage loans held for sale is being accumulated for present and future filings, however, 1993 comparative data is unavailable.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY: INTEREST RATES AND INTEREST DIFFERENTIALS

         The table below shows the major categories of interest-earning assets and interest-bearing liabilities, the average balance, the interest earned or paid, the average yield/rate on daily average balances outstanding, net interest earnings and net yields on interest-earning assets for the periods indicated:

                                                                   YEARS ENDED DECEMBER 31
                                                                     (DOLLARS IN 000'S)

                                                    1995                                          1994
                                      --------------------------------------        --------------------------------------

                                      AVERAGE                         YIELD/        AVERAGE                         YIELD/
                                      BALANCE         INTEREST        RATE          BALANCE        INTEREST         RATE
                                      -------         --------        ----          -------        --------          ----
Loans, Net of Unearned Income (1)     $526,311        $51,020          9.69%        $474,216       $42,954           9.06%
Mortgage Loans Held for Sale               813            144         17.71            3,503           514          14.67
Securities Available for Sale          148,274          9,689          6.53          205,197        13,119           6.39
Taxable Securities Held to Maturity     77,969          5,705          7.32            3,256           244           7.49
Nontaxable Securities Held to
 Maturity (1)                           37,074          3,122          8.42           39,733         3,417           8.60
Interest-earning Deposits in
 Other Banks                               682              5           .73               50             2           4.00
Federal Funds Sold                       1,131             66          5.84           11,427           460           4.03
                                       -------        -------        ------         --------       -------           ----
Total Interest Earning Assets          792,254         69,751          8.80%         737,382        60,710           8.23%
Cash and Due from Banks                 22,681                                        22,226
Other Assets                            31,325                                        35,871
Reserve for Loan Losses                 (8,203)                                      ( 8,279)
                                      --------                                      --------
Total Assets                          $838,057                                      $787,200
                                      ========                                      ========

Interest Checking Accounts            $ 73,783        $ 2,269          3.08%        $ 73,568       $ 2,095           2.85%
Savings Deposits                       123,952          3,937          3.18          163,593         5,429           3.32
Money Market Investment Accounts        59,722          2,212          3.70           71,807         2,292           3.19
Other Time Deposits                    356,616         19,244          5.40          302,964        14,164           4.68
Borrowed Funds                          64,948          3,713          5.72           27,382         1,237           4.52
                                      --------        -------        ------         --------       -------           ----
Total Interest-bearing Liabilities     679,021         31,375          4.62%         639,314        25,217           3.94%
Demand Deposits                         90,588                                        85,405
Other Liabilities                        6,169                                         6,704
                                      --------                                      -----------
Total Liabilities                      775,778                                       731,423
Shareholders' Equity                    62,279                                        55,777
                                      --------                                      --------
Total Liabilities and Shareholders'
      Equity                          $838,057                                      $787,200
                                      ========                                      ========

Net Interest Earnings/Margin                          $38,376          4.18%                       $35,493           4.29%
                                                      =======          ====                        =======           ====
Net Yield on Interest-earning Assets
      on a Taxable Equivalent
      Basis (2)                                                        4.84%                                         4.81%
                                                                       ====                                          ====




                                                                  YEARS ENDED DECEMBER 31
                                                                     (DOLLARS IN 000'S)

                                                                          1993
                                                       ---------------------------------------

                                                         AVERAGE                       YIELD/
                                                         BALANCE        INTEREST        RATE
                                                         -------        --------        ----

Loans, Net of Unearned Income (1)                      $456,393          $42,410         9.29%
Mortgage Loans Held for Sale                                ---              ---          ---
Securities Available for Sale                           194,429           12,347         6.35
Taxable Securities Held to Maturity                       2,216              174         7.85
Nontaxable Securities Held to
 Maturity (1)                                            35,803            3,254         9.09
Interest-earning Deposits in
 Other Banks                                                 50                1         2.00
Federal Funds Sold                                       22,868              676         2.96
                                                       --------          -------         ----
Total Interest Earning Assets                           711,759           58,862         8.27%
Cash and Due from Banks                                  20,833
Other Assets                                             29,265
Reserve for Loan Losses                                 ( 8,839)
                                                       --------
Total Assets                                           $753,018
                                                       ========

Interest Checking Accounts                             $ 65,301          $ 1,850        2.83%
Savings Deposits                                        153,767            4,901        3.19
Money Market Investment Accounts                         77,777            2,523        3.24
Other Time Deposits                                     291,774           14,732        5.05
Borrowed Funds                                           26,443            1,285        4.86
                                                       --------          -------        ----
Total Interest-bearing Liabilities                      615,062           25,291        4.11%
Demand Deposits                                          76,960
Other Liabilities                                         5,467
                                                       --------
Total Liabilities                                       697,489
Shareholders' Equity                                     55,529
                                                       --------
Total Liabilities and Shareholders'
      Equity                                           $753,018
                                                       ========

Net Interest Earnings/Margin                                             $33,571        4.16%
                                                                         =======
Net Yield on Interest-earning Assets
      on a Taxable Equivalent
      Basis (2)                                                                         4.72%
                                                                                        ====








         (1)  Interest  income  includes  the  effects  of  taxable   equivalent
adjustments using a tax rate of 34% in adjusting interest on tax-exempt securities and loans to a fully taxable basis. Loan fees are included in total interest income as follows: 1995--$1,745,000; 1994--$1,900,000;
1993--$2,607,000. The average balance of nonaccrual assets is included in the calculation of asset yields.

         (2) Net yield on interest-earning assets represents net interest earnings divided by average amounts of total interest-earning assets.

         The following table sets forth for the period indicated a summary of the change in interest earned on a taxable equivalent basis and interest paid resulting from changes in volume and rates. The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.


                                                     1995 Compared to 1994 Increase            1994 Compared to 1993 Increase
                                                     (Decrease) Due To Change In                (Decrease) Due To Change In

                                                                                Total                                  Total
                                                 Average          Average       Increase   Average       Average      Increase
                                                  Volume           Rate        (Decease)   Volume        Rate        (Decrease)
                                                 -------           ----        ---------   ------        ----        ---------
Interest Income:
   Loans*                                           $4,921         $3,145       $8,066       $1,953      $  (895)      $1,058
   Securities Held to Maturity
       Taxable                                       5,467             (6)       5,461           78           (8)          70
       Nontaxable                                     (225)           (70)        (295)         344         (181)         163
   Mortgage Loans Held for Sale                       (459)            89         (370)         ---          ---          ---
   Securities Available for Sale*                   (3,714)           284       (3,430)         688           84          772
   Interest-Bearing Deposits in Other Banks              6             (3)           3            0            1            1
   Federal Funds Sold                                 (539)           145         (394)        (409)         193         (216)
                                                     ------        ------       ------        -----      -------       ------
             Total Interest Income                   5,457          3,584        9,041        2,654         (806)       1,848
Interest Expense:
   Interest Checking Accounts                            6            168          174          235           10          245
   Savings Deposits                                 (1,268)          (224)      (1,492)         321          207          528
   Money Market Investment Accounts                   (417)           337          (80)        (191)         (40)        (231)
   Other Time Deposits                               2,715          2,365        5,080          551       (1,119)        (568)
   Other Borrowed Funds                              2,075            401        2,476           41          (89)         (48)
                                                     ------        ------       ------       ------      --------      ------

             Total Interest Funds                    3,112          3,047        6,158          957       (1,031)         (74)
                                                     ------        ------       ------       ------      -------       ------

Net Interest Income                                 $2,346        $   537       $2,883       $1,697      $   225       $1,922
                                                    ======        =======       ======       ======      =======       ======

*Fully Taxable-Equivalent Basis

SECURITIES AVAILABLE FOR SALE PORTFOLIO DATA

         The carrying and approximate market value and gross unrealized gains and losses of securities available for sale appear on page 35 of Part II, Item 8, Note 3 of this report and are herein incorporated by reference.

         Proceeds from the sale of these securities, gross gains and losses, and pledged information appear on page 35 of Part II, Item 8, Note 3 of this report and are herein incorporated by reference.

         The following table shows the maturities of securities available for sale as of December 31, 1995 and the weighted average yields of such securities. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                    Maturing
                                                        After One              After Five
                                    Within              But Within             But Within              After
                                   One Year             Five Years             Ten Years             Ten Years
                                Amount   Yield       Amount    Yield        Amount     Yield      Amount     Yield      Total
                                ------   ------     ------     -----        ------     -----      ------     -----      -----
                                                     (In 000's)
Obligations of U.S.
    Government Agencies       $3,485      6.50       $31,863       5.81       $ 7,549    7.01     $   ---      ---      $ 42,897
Mortgage Backed Securities       912      7.16         1,390       7.66         6,072    6.70       18,767     7.00       27,141
Collateralized Mortgage
    Obligations and REMICs       ---      ---          5,505       5.80        2,410     5.61       88,337     6.31       96,252
Corporate Bonds                1,757      5.61         4,415       9.14        5,386     7.36          500     9.50       12,058
Other Securities                 ---      ---            ---                     ---                 5,195     6.16        5,195
Obligations of State &
     Political Subdivision       ---                     373       5.59          253     8.38        ---          ---        626
                              ------                 -------                  -------             --------                --------
                              $6,154                 $43,546                  $21,670             $112,799               $184,169
                              ======                 =======                  =======             ========               ========


         All Mortgage Backed Securities and Collateralized Mortgage Obligations held at December 31, 1995 were backed by U.S. Agencies. It is the Corporation's practice to review on a periodic basis those CMO's and REMIC's that do not pass the Federal Financial Institutions Examination Council's (FFIEC) high risk mortgage security test. Securities are tested at time of purchase and thereafter at quarterly intervals. The test addresses possible fluctuations in the average life and price sensitivity which are the primary risks associated with this type of security. Tests of these securities are subject to regulatory review.

SECURITIES HELD TO MATURITY PORTFOLIO DATA

         The carrying and approximate market value and gross unrealized gains and losses of securities held to maturity appear on page 36 of Part II, Item 8,
Note 4 of this report and are herein incorporated by reference.

         Proceeds from sales and calls of these securities, gross gains and losses and pledged information appear on page 36 of Part II, Item 8, Note 4 of this report and are herein incorporated by reference.

         The following table shows the maturities of securities held to maturity at December 31, 1995, and the weighted average yields of such securities. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 34%. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                Maturing
                                                         After One             After Five
                                       Within            But Within            But Within                After
                                      One Year           Five Years            Ten Years               Ten Years
                                      --------           ----------            ---------               ---------
                                   Amount    Yield     Amount    Yield       Amount      Yield      Amount      Yield     Total
                                   ------    -----     ------    -----       ------      -----     ------      -----      -----
U. S. Treasury Securities         $ 2,987    8.00      $ 1,938    5.79      $    ---     ---       $  ---       ---      $ 4,925
Obligations of U.S.
     Government Agencies             ---     ---        16,669    6.34        13,302     7.21         989      8.75       30,960
Mortgage Backed Securities           ---     ---           200    7.50        16,958     7.53       5,170      7.35       22,328
Obligations of State and
     Political Subdivisions         2,685    8.66       11,841     8.83       20,158     8.46       5,095      8.19       39,779
                                   -------             -------               -------               -------    -------    -------

                                  $ 5,672              $30,648               $50,418              $11,254                $97,992
                                  =======              =======               =======              =======                =======

         All Mortgage Backed Securities in the held-to-maturity portfolio are backed by U.S. Agencies at December 31, 1995.

LOAN PORTFOLIO

         The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan:



                                                                      December 31

                                      1995             1994              1993             1992             1991
                                      ----             ----              ----             ----             ----
Commercial, Financial
     and Agricultural               $264,924         $235,205          $209,908         $195,289          $198,406
Real Estate-Mortgage*                135,830          115,106           102,460          112,932           120,998
Installment                          176,110          157,857           143,957          144,099           141,493
                                    --------         --------          --------         --------          --------
Total Loans                          576,864          508,168           456,325          452,320           460,897
Less:   Unearned Income and
          Deferred Fees               11,080            8,417             6,914            7,689             9,280
                                    --------         --------          --------         --------          --------
Loans, Net of Unearned Income
       and Deferred Fees             565,784          499,751           449,411          444,631           451,617
Less:  Allowance for Loan
       Losses                          8,076            8,191             8,351            8,610             8,559
                                    --------         --------          --------         --------          --------
Loans, Net                          $557,708         $491,560          $441,060         $436,021          $443,058
                                    ========         ========          ========         ========          ========


* The amounts for 1991 include mortgage loans held for sale.

         Commercial loans in recent periods have been made largely to small and medium size businesses, including forest products and building supply companies, real estate developers, small textile and furniture manufacturers and general contractors. In addition, this portfolio includes participations in loans to larger manufacturers in the area.

CONCENTRATIONS OF CREDIT RISK

         Virtually all of BankGroup's subsidiaries' business activity is with customers located in the central and western part of southern Virginia. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries within the region including textile, furniture and pre-built housing, as well as agriculture. In addition, the ultimate collectibility of the bank's loan portfolios and the recovery of the carrying amounts of repossessed property are susceptible to changes in the market conditions of this geographic region. The commercial portfolio is diversified with no significant concentrations of credit. At December 31, 1995, acquisition and development construction loans account for $24.5 million of the commercial portfolio. In addition, other commercial loans secured by real estate total $86.7 million. The real estate loan portfolio consists almost entirely of 1-4 family residential property. At December 31, 1995, BankGroup was the creditor for approximately $88.3 million of consumer loans for automobiles and mobile homes generated directly or purchased from established dealers (indirect). These loans are generally collateralized by the related property and are either endorsed or subject to mandatory dealer repurchase agreements.

         The individual banks have established operating policies relating to the credit process and collateral in loan originations.
Loans to purchase real and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property's total stated or appraised value. Credit approval is primarily a function of collateral and the evaluation of the creditworthiness of the individual borrower or project based on pertinent financial information and the amount to be financed.

         The Banks pursue an asset liability management program which seeks to minimize the impact of interest rate fluctuations on the results of operations. Emphasis is placed on floating rate business loans with relatively short maturities and adjustable rate real estate and consumer loans. In addition the Banks make long-term fixed rate real estate mortgage loans and fixed rate real estate loans with a three or five year balloon payment requirement. Generally, the Banks will maintain the variable rate or balloon payment real estate mortgages in their portfolios while long-term fixed rate loans are sold in the secondary market.

         The following table shows the amount of commercial, financial and agricultural loans outstanding as of December 31, 1995 which mature or reprice:

                                                                       After
                                                                      One But
                                                  Within               Within            After
                                                 One Year            Five Years        Five Years         Total
                                                ----------          -----------       ------------       ----------

Commercial, financial and agricultural           $168,315             $ 65,489          $ 31,120           $264,924

Interest rates are floating or adjustable         104,952                ---               ---              104,952

Interest rates are fixed or predetermined          63,363               65,489            31,120            159,972


         The following table presents aggregate loan amounts for nonaccrual and past due loans as of the date indicated. Past due loans comprise loans which are contractually past due ninety days or more as to interest or principal payments.

                                                                                         December 31
                                                                                        -------------
                                                         1995             1994               1993            1992              1991
                                                         ----             ----               ----            ----              ----
Consumer Loans:
   Loans accounted for on a nonaccrual basis          $   95            $    9            $    12          $  233            $  259
   Loans contractually past due 90 days or
    more as to interest or principal payments
    (but not included in nonaccrual loans)               575               479                364             631               998
All Other Loans:
   Loans accounted for on a nonaccrual basis           3,288             2,727              2,553           5,231             8,822
   Loans contractually past due 90 days or
    more as to interest or principal payments
    (but not included in nonaccrual loans)             1,298             1,201              1,282             935             2,177

          It is the Company's policy to discontinue the accrual of interest on loans once they become more than 90 days past due and are not well-collateralized or earlier when it becomes doubtful that the full principal and interest will be collected. Once a loan is placed on nonaccrual status, interest is generally recorded on a cash basis until the loan is satisfied in full or circumstances have changed to such an extent that the collection of both principal and interest is probable.

       Nonaccrual and 90-day past due loans are considered by the Company to be nonperforming loans. Such assets totaled .93% of loans, net of unearned income at December 31, 1995 and .88% at December 31, 1994.

      The effect of nonaccrual loans on interest income for 1995, 1994 and 1993 appears on page 37 of Part II, Item 8, Note 5 of this report and is herein incorporated by reference.

      At December 31, 1995, 1994, and 1993 BankGroup had other real estate, which represents foreclosed properties totaling $1.6 million, $2.5 million and
 5.0 million, respectively, which is carried at the lower of cost or fair market value.

SUMMARY OF LOAN LOSS EXPERIENCE

      The description of the allowance for loan losses required by Part I, Item I, of Form 10-K appears on page 33 of Part II, Item 8, Note 1 of this report and is herein incorporated by reference. The following table shows BankGroup's average loan balances for each period, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense.



                                                                           Years Ended December 31
                                                 1995           1994                 1993            1992             1991
                                                 ----           -----                ----            ----             ----
Average amount of loans, net of unearned
    income, outstanding during the year (1)    $526,311         $474,216          $456,393         $445,614          $462,413
                                               ========         ========          ========         ========          ========
Balance of allowance for loan losses at
    beginning of period                        $  8,191         $  8,351          $  8,610         $  8,559          $  6,810
Loans charged off:
    Commercial, financial and agricultural          777            2,566               592            1,221             2,002
    Real estate - mortgage                          179              318               810            1,009             1,012
    Installment                                     900              680               796              582             1,114
                                               --------         --------          --------         --------          --------
Total loans charged off                           1,856            3,564             2,198            2,812             4,128
                                               --------         --------          --------         --------          --------
Recoveries of loans previously charged of:
    Commercial, financial and agricultural          181              357                94              159               162
    Real estate - mortgage                            6               18               366               16                43
    Installment                                     235              202               109              291               248
                                               --------         --------          --------         --------          --------
Total recoveries                                    422              577               569              466               453
                                               --------         --------          --------         --------          --------
Net loans charged off                             1,434            2,987             1,629            2,346             3,675
Additions to allowance charged to
    operating expense                             1,319            2,827             1,370            2,397             5,424
                                               --------         --------          --------         --------          --------
Balance at end of period                       $  8,076         $  8,191          $  8,351         $  8,610          $  8,559
                                               ========         ========          ========         ========          ========
Ratio of net chargeoffs during period
    to average loans outstanding                    .27%             .63%             .36%              .53%              .79%
                                               ========         ========          ========         ========          ========


(1) The average amount of loans, net of unearned income for 1991 includes mortgage loans held for sale.

     Management has allocated the allowance for loan losses for the years indicated by loan category. This allocation of the allowance for loan losses is based upon the previous five years' loan loss experience and is not intended to be management's judgment as to future loan losses to be experienced by loan type:


                           December 31, 1995       December 31, 1994    December 31, 1993   December 31, 1992    December 31, 1991
                            -----------------       -----------------    -----------------   -----------------    -----------------
                           % of Loans In           % of Loans In        % of Loans In        % of Loans In        %  of Loans In
                           Each Category           Each Category        Each Category        Each Category         Each Category
                             To Total                To Total             To Total              To Total              To Total
                           Amount   Loans         Amount     Loan      Amount     Loans    Amount      Loans     Amount    Loans
                           ------   -----         ------     -----     ------      -----    ------      -----    ------    ------
Balance at end of period
     applicable to:
Commercial, Financial
    and Agricultural       $3,392     46%         $6,061       46%        $3,842      46%     $3,702     43%         $3,681   43%
Real Estate                   969     23             819       23          1,837      22       2,153     25           2,225   26
Installment                 3,715     31           1,311       31          2,672      32       2,755     32           2,653   31
Unallocated                    --     --              --       --            --       --         --     --               --   --
                           ------    ---           -----      ----        ------    -----     ------   ----         ------- ----
Total                      $8,076    100%         $8,191      100%        $8,351     100%     $8,610    100%         $8,559  100%
                           ======    ===          ======      ====        ======     ====     ======    ====         ======  ====

RETURN ON EQUITY AND ASSETS

     The ratio of net income to average shareholders' equity and to average total assets, and certain other ratios, is presented below:

                                                                Years Ended December 31
                                                 1995                     1994                    1993
                                                -----                    -----                    ----
Return on Average Shareholders Equity          17.24%                     7.33%                  12.39%
Return on Average Assets                        1.28                       .52                     .91
Dividend Payout Ratio                          28.10                     60.55                   31.18
Average Equity to Average Total Assets          7.43                      7.09                    7.37

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The information required by this section of Part I, Item I of Form 10-K appears on pages 45 and 46 of Part II, Item 8, Note 17 of this report and is herein incorporated by reference.

SHORT-TERM BORROWINGS

         Federal  funds  purchased  and  corporate  cash   management   accounts
generally represent overnight borrowing transactions. Repurchase agreements and FHLB borrowings generally represent monthly borrowing transactions.

         The details of these categories for the years 1995, 1994 and 1993 are presented in the table below:

                                                              1995              1994                 1993
                                                              ----              ----                 ----
                                                                             (In 000's)
Short-Term Borrowings:

Federal Funds Purchased and
  Corporate Cash Management:
     Balance at end of year                                $42,111           $16,677               $ 9,969
     Average during the year                                18,677            13,544                12,383
     Maximum month-end balance                              42,110            21,138                17,341
     Weighted average rate during the year                    4.63%             3.15%                 2.63%
     Weighted average rate at December 31                     5.36%             4.35%                 2.81%

Repurchase Agreements:
     Balance at end of year                                $37,127           $   ---               $   ---
     Average during the year                                26,978               ---                   ---
     Maximum month-end balance                              63,956               ---                   ---
     Weighted average rate during the year                    6.00%              ---                   ---
     Weighted average rate at December 31                     5.85%              ---                   ---

FHLB Borrowings:
     Balance at end of year                                $32,350           $ 4,000               $   ---
     Average during the year                                 7,660               495                   ---
     Maximum month-end balance                              33,279             4,000                   ---
     Weighted average rate during the year                    6.50%             2.02%                  ---
     Weighted average rate at December 31                     5.76%             6.35%                  ---


         The weighted average rates paid in aggregate on these borrowed funds for 1995, 1994 and 1993 were 5.58%, 3.26%, and 2.68% respectively.


DEPOSITS

         Average total deposits of the Banks for 1995 were approximately $705 million, an increase of 1% from $697 million for 1994. The Banks generally have a large, stable base of time deposits, principally certificates of deposits, money market investment accounts and individual retirement accounts obtained primarily from customers in Virginia. The Banks have not utilized brokered deposits.

         The average amounts of deposits are summarized below for the periods indicated:

                                                                                  Years Ended December 31
                                                                                         (In 000's)

                                                              1995                        1994                           1993
                                                              ----                        ----                           ----

Demand deposits (Noninterest-Bearing)                      $ 90,588                    $ 85,405                       $ 76,960
Interest checking accounts                                   73,783                      73,568                         65,301
Savings deposits                                            123,952                     163,593                        153,767
Money market investment accounts                             59,722                      71,807                         77,777
Time deposits                                               356,616                     302,964                        291,774
                                                           --------                    --------                       --------
Total                                                      $704,661                    $697,337                       $665,579
                                                           ========                    ========                       ========




INTEREST RATE SENSITIVITY

         The following table sets forth maturity/repricing information with respect to the major categories of Interest Earning Assets and Interest-Bearing Liabilities as of December 31, 1995:


                                                                                  Maturing/Repricing In

Interest Earning Assets                      Under 3 Mos.          3-6 Mos.         6-12 Mos.         Over 1 Yr.           Total
-----------------------                      ------------          --------         ---------         ----------           -----
Time Balances Banks                          $     875             $   ---           $   ---            $   ---           $    875
Mortgage Loans Held for Sale                     1,780                 ---               ---                ---              1,780
Securities Available for Sale                   42,492                1,278             5,487            134,912           184,169
Securities Held to Maturity                      6,798                3,796             7,355             80,043            97,992
Loans                                          195,945               32,910            63,091            273,838           565,784
                                             ---------             --------          --------           --------          --------

Total Interest Earning Assets                $ 247,890             $ 37,984          $ 75,933           $488,793          $850,600
                                             =========             ========          ========           ========          ========

Cumulative Total Interest-Earning Assets     $ 247,890             $285,874          $361,807           $850,600          $850,600
                                             =========             ========          ========           ========          ========

Interest-Bearing Liabilities

NOW, Money Market and Savings                $ 247,019             $   ---           $   ---            $   ---           $247,019
Time Deposits $100,000 and Over                 15,366               11,783            13,528             27,757            68,434
Other Time Deposits                             72,463               41,239            51,743            123,951           289,396
                                             ---------             --------          --------           --------          --------
Total Interest-Bearing Deposits                334,848               53,022            65,271            151,708           604,849

Short-Term Debt                                111,736                 ---               ---                ---            111,736
Long-Term Debt                                    ---                    71                71                787               929
                                             ---------             --------          --------           --------          --------

Total Borrowings                               111,736                   71                71                787           112,665
                                             ---------             --------          --------           --------          --------

Total Interest-Bearing Liabilities           $ 446,584             $ 53,093          $ 65,342           $152,495          $717,514
                                             =========             ========          ========           ========          ========

Management's Elasticity Adjustment
     for Nonmaturing Deposits (1)            $(202,284)            $   ---           $   ---            $202,284          $   ---
                                             ---------             --------          --------           --------          -------

Adjusted Interest-Bearing Liabilities        $ 244,300             $ 53,093          $ 65,342           $354,779          $717,514
                                             =========             ========          ========           ========          ========

Cumulative Total Interest-Bearing
     Liabilities                             $ 244,300             $297,393          $362,735           $717,514          $717,514
                                             =========             ========          ========           ========          ========

Net Total Assets/Liabilities after
     Elasticity Adjustment                   $   3,590             $(15,109)         $ 10,591           $134,014          $133,086
                                             =========             ========          ========           ========          ========

Cumulative Net Total Assets/Liabilities
     after Elasticity Adjustment             $   3,590             $(11,519)         $   (928)          $133,086          $133,086
                                             =========             ========          ========           ========          ========



(1) Management reviews the behavior of infrequently repriced deposit products with indefinite maturities and accordingly adjusts the overall interest rate sensitivity position for non rate sensitive core balances.

Item 2.  Properties

         Registrant maintains its corporate headquarters at Church and Ellsworth Streets in Martinsville, Virginia in a six-story office building complex of Piedmont Trust Bank. In addition, the Registrant and its subsidiaries own or lease other properties for their general banking business. As of December 31, 1995, the Registrant's subsidiaries conduct business through twenty-eight office locations, eleven of which are leased from non-affiliated owners and the remainder are owned by the subsidiaries.

         The Registrant's subsidiaries own several parcels of other real estate which represent foreclosed dwellings and several acres of land. The book value of this property at December 31, 1995 was approximately $1.6 million which approximates fair market value.

         With respect to the leased properties, leases expire at various dates from 1996 through 2009, all of which are renewable at the option of the Registrant.


Item 3.  Legal Proceedings

         The information required by Part I, Item 3 of Form 10-K appears on page 49 of Part II, Item 8, Note 21 of this report and is herein incorporated by reference.

Item 4.  Submission of Matters to a Vote of Shareholders
         None.



                      EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K the following list is included as an unnumbered item in Part I of this report in lieu of being included in Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1996.

The following is a list of names and ages of all executive officers of the registrant; terms of office as officers; positions and offices with the registrant held by each officer and each person's principal occupations or employment during the past five years.


                                                                                                                   First Elected
      Name (Age)                                 Offices and Positions Held                                       As An Officer
      ----------                                ----------------------------                                      ---------------
Michael R. Brenan  (43)                      Chairman of the Board, President                                         06/94
                                                   and Chief Executive Officer and
                                                   Director of BankGroup

James E. Adams  (51)                         Group Executive, Chief Financial                                         10/94
                                                   Officer, Treasurer and Director of
                                                   The First Bank of Stuart

Rebecca J. Jenkins  (45)                     Group Executive, General Counsel                                         09/94
                                                   and Secretary

S. Richard Bagby (55)                        Senior Vice President and Chief                                          03/94
                                                   Credit Officer

William D. Kerr (47)                         Senior Vice President and Chief                                          07/77
                                                   Information Officer

Beverly L. Mitchell (48)                     Senior Vice President, Chief Market Manager                               8/95


Mr. Brenan joined MainStreet BankGroup Incorporated as President and Chief Executive Officer in June of 1994. From January 1992 until that time, he served as President and Chief Operating Officer of Bank One, Youngstown, N.A., Youngstown, Ohio. From July 1988 through December 1991, Mr. Brenan served as President and Chief Executive Officer of Bank One, Portsmouth, N.A., Portsmouth, Ohio.

Mr. Adams joined MainStreet BankGroup Incorporated in October of 1994 as Senior Vice President, Chief Financial Officer and Treasurer, functional title of Group Executive added in October 1995. Before coming to MSBG, he was Executive Vice President and Chief Financial Officer for Dominion Bankshares Corporation, Roanoke, Virginia, from September 1991 to March 1993. Prior to this position, he was the Chief Financial Officer for Shawmut National Corporation, Hartford, Connecticut, from August 1987 through September 1991.

Ms. Jenkins joined MainStreet BankGroup Incorporated in September of 1994 as Senior Vice President, General Counsel and Corporate Secretary, functional title of Group Executive added in October 1995. Until Ms. Jenkins came to MSBG, she served in various capacities at Bank One, Youngstown, N.A., Youngstown, Ohio, beginning as General Counsel in July 1989. In January 1994, she was appointed to Regional Counsel Banc One Ohio Corporation.

Mr. Bagby joined Piedmont Trust Bank in June of 1980 as Vice President - Commercial Loans and was elected Senior Vice President of Credit Administration for MainStreet BankGroup Incorporated in March of 1994.

Executive officer William D. Kerr has served the registrant or its subsidiary in various executive capacities for the past six years.

Ms. Mitchell joined MainStreet BankGroup Incorporated in August of 1995. Prior to that time, Ms. Mitchell served as Vice President and Chief Quality Officer for Bank One, Youngstown, N.A., Youngstown, Ohio, from December 1991 to August 1995. From July 1985 to December 1991, she held various positions with the First National Bank of Pennsylvania, Erie, Pennsylvania.




                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
Matters

MainStreet BankGroup Incorporated common stock is traded on the over-the-counter
(OTC) market and quoted on the NASDAQ (National Association of Securities Dealers Automated Quotations) National Market System. Price and volume information are given in major newspapers in the "Over-The Counter Markets" section under the National Market System listings.

MainStreet BankGroup Incorporated is now traded under the symbol MSBC. Prior to January 1, 1996, our common stock was traded under the symbol PBGI.

During calendar year 1995, 1,486,366 shares of MSBC stock were traded through NASDAQ. As of December 31, 1995, MSBC was owned by 2,262 shareholders of record not including nominee holders which would increase the total. At year end, 8,535,072 shares were outstanding. All common stock in subsidiary affiliate Banks is owned entirely by MainStreet BankGroup.

The following table sets forth the cash dividends paid per share and information regarding the market prices per share of common stock for MSBC for the periods indicated. The price ranges are based on actual high and low bid transactions as reported on the NASDAQ National Market System.



     1995               High            Low                 Close            Dividend
     ----               ----            ---                 -----            --------
     4th              13-3/4            12-5/8            13                   .10
     3rd              13-1/8            11-7/8            12-5/8               .10
     2nd              13-1/8            11                12-53/100            .10
     1st              11-3/4             9-3/8            11-1/4               .09
     1994               High            Low                Close             Dividend
     ----               ----            ---                -----             --------
     4th              12-1/2             9                 9-3/8               .09
     3rd              12-3/4            10                12                   .08
     2nd              11-1/4            10                10-3/8               .08
     1st              11                10-1/16           11                   .08



On February 20, 1996, MainStreet BankGroup declared a two-for-one stock split, in the form of a 100% stock dividend, payable March 15, 1996 to stockholders of record March 4, 1996. Shareholders will receive one additional share of common stock for each share held on the record date.

BankGroup also resolved to amend the Articles of Incorporation to increase the authorized shares of common stock from 10,000,000 to 20,000,000.

All share and per share data, within this Form 10-K, has been restated to reflect the stock split.



Item 6.  Selected Financial Data


(In Thousands, Except Per Share Data and Ratios)                            Years Ended December 31
                                                     --------------------------------------------------------------------
SUMMARY OF OPERATIONS                               1995                1994             1993            1992            1991
                                                    ----                ----             ----            ----            ----
Interest Income                                   $ 68,675           $ 59,516          $ 57,912        $ 59,486        $ 64,132
Interest Expense                                    31,375             25,217            25,291          29,511          38,263
                                                  --------           --------          --------        --------        --------

Net Interest Income                                 37,300             34,299            32,621          29,975          25,869
Provision for Loan Losses                            1,319              2,827             1,370           2,397           5,424
                                                  --------           --------          --------         -------        --------
Net Interest Income After Provision
     For Loan Losses                                35,981             31,472            31,251          27,578          20,445
Noninterest Income                                   7,975              1,175             6,414           6,386           5,580
Noninterest Expense                                 28,817             28,713            28,254          24,101          22,337
                                                  --------           --------          --------        --------        --------

INCOME BEFORE INCOME TAXES                          15,139              3,934             9,411           9,863           3,688
Income Tax Expense (Benefit)                         4,399               (154)            2,530           2,735             704
                                                  --------            -------          --------        --------        --------
NET INCOME                                        $ 10,740           $  4,088          $  6,881        $  7,128        $  2,984
                                                  ========           ========          ========        ========        ========

PER SHARE DATA
Net Income:
     Primary                                      $   1.37           $    .54          $    .93        $    .97        $    .41
     Fully Diluted                                    1.29                .53               .87             .91             .41
Cash Dividends Declared                                .39                .33               .29             .22             .27
Net Book Value Tier 1                                 9.00               7.94              7.70            7.05            6.30
Net Book Value GAAP                                   8.87               6.86              7.70            7.05            6.30

DAILY AVERAGES
Total Assets                                      $838,057           $787,200          $753,018        $712,988        $677,272
Interest-Earning Assets                            792,254            737,382           711,759         677,626         642,566
Securities Available for Sale                      148,274            205,197           194,429         167,197            ---
Securities Held to Maturity                        115,043             42,989            38,019          33,813         157,338
Loans, Net of Unearned Income                      526,311            474,216           456,393         445,614         462,413
Allowance for Loan Losses                            8,203              8,279             8,839           9,158           8,068
Deposits                                           704,661            697,337           665,579         632,361         601,214
Interest-Bearing Liabilities                       679,021            639,314           615,062         590,709         565,349
Shareholders' Equity Tier 1                         66,874             61,317            55,529          49,804          46,371
Shareholders' Equity GAAP                           62,279             55,777            55,529          49,804          46,371




(In Thousands, Except Per Share Data and Ratios)                                    Ended December 31
                                                           ----------------------------------------------------------------------
AT YEAR END                                    1995               1994              1993             1992             1991
                                               ----               ----              ----             ----             ----
Total Assets                                 $895,801           $794,957          $774,193        $743,590          $691,228
Interest-Earning Assets                       850,600            741,130           726,559         703,065           653,572
Securities Available for Sale                 184,169            119,029           202,283         184,538              ---
Securities Held to Maturity                    97,992            121,779            40,921          34,335           178,985
Loans, Net of Unearned Income                 565,784            499,751           449,411         444,631           451,617
Allowance for Loan Losses                       8,076              8,191             8,351           8,610             8,559
Deposits                                      700,513            704,570           679,714         655,121           606,831
Interest-Bearing Liabilities                  717,514            645,131           627,145         607,872           575,577
Shareholders' Equity Tier I                    76,779             59,640            57,124          51,729            46,004
Shareholders' Equity GAAP                      75,717             51,491            57,124          51,729            46,004

RATIOS
Return on Average Assets                         1.28%               .52%              .91%           1.00%              .44%
Return on Average Shareholders' Equity          17.24               7.33             12.39           14.31              6.44
Average Shareholders' Equity
   to Average Assets                             7.43               7.09              7.37            6.99              6.85
Efficiency Ratio                                61.35              64.78             64.26           65.35             67.42
Net Interest Margin                              4.84               4.81              4.72            4.60              4.23

CREDIT QUALITY RATIOS
Allowance for Loan Losses to Nonperforming
   Loans                                       153.65%            185.48%           198.31%         122.48%            69.84%
Allowance for Loan Losses to Nonperforming
   Assets                                      115.59             117.64             89.97           66.29             54.29
Allowance for Loan Losses to Year-End Loans,
   Net of Unearned Income                        1.43               1.64              1.86            1.94              1.90
Net Charge-Offs to Average Loans, Net of
   Unearned Income                                .27                .63               .36             .53               .79



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


1995 VS 1994

OVERVIEW

         MainStreet BankGroup Incorporated reported earnings of $10.7 million, or $1.29 per share on a fully diluted basis for 1995 compared to $4.1 million, or $.53 per share on a fully diluted basis, for 1994. During 1994 the Corporation's financial results were impacted by actions taken to restructure the balance sheet though security sales, an additional loan loss provision in order to maintain adequate loan loss reserve coverage and certain other less significant anomalies. Excluding these items, MainStreet's earnings would have been approximately $8.3 million in 1994. Return on average assets was 1.28% in 1995 compared with .52% in 1994. Return on average shareholders' equity was 17.24% in 1995 and 7.33% in 1994. Net interest income rose in 1995 driven by a higher level of earning assets. Average earning assets grew $55 million of which $52 million was related to loan volume. Strong loan demand contributed positively to the net interest margin funded mainly by higher costing deposit liabilities and other sources of borrowed funds and, in part, by an increase in average non-interest bearing deposits of $5 million. Late in the second quarter and continuing throughout the remainder of 1995, the Corporation invested in adjustable rate collateralized mortgage obligations (CMO's) funded by repurchase agreements which also added to the net interest margin. Consumers continued to shift their deposits from interest checking, money market, and savings accounts into higher interest paying time deposit accounts. The provision for loan losses in 1995 declined $1.5 million or 53.3% in comparison to 1994. This decline can be attributed to increased credit quality driven by new policies and procedures for commercial lending. Noninterest income, excluding securities gains (losses), was $7.9 million, an increase of 15.6% over 1994 levels. During 1995, the Corporation implemented additional service charges on deposit accounts along with increased rates on existing charges. Noninterest expense for 1995 was $28.8 million and relatively stable when compared to the $28.7 million in 1994. During the third quarter of 1995, the Federal Deposit Insurance Corporation (FDIC) determined the Bank Insurance Fund (BIF) was fully recapitalized. As a result, the banks received a refund of their second and third quarter FDIC assessments. During the fourth quarter, BIF assessment rates for 1996 were reduced to the minimum annual statutory requirement. Also, during the fourth quarter, the Corporation called for redemption all of its outstanding 7% Convertible
Subordinated Debentures for common stock. This reduced long-term debt by approximately $6.2 million with a corresponding increase in total shareholders' equity. Income tax expense was $4.4 million in 1995 compared to ($.2) in 1994. The previously mentioned restructuring of the balance sheet was the main cause of the tax position in 1994. The 1994 rate was also attributable to a reduction in expense of approximately $600 thousand. This was due to an agreement, during the second quarter of 1994, that BankGroup entered into with the Internal Revenue Service which settled a matter associated with the tax accounting for core deposit intangibles.


STATEMENT OF INCOME

NET INTEREST INCOME

         Net interest income, the difference between total interest income and total interest expense, is the Corporation's principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets and the cost of supporting funds. The difference between rates earned on interest-earning assets (with an adjustment made to tax-exempt income to provide comparability with taxable income) and the cost of supporting funds is measured by the net interest margin.

         The distribution of assets, liabilities, and shareholders' equity for the last three years, along with the related levels of fully taxable-equivalent interest income and expense, is presented on Page 6 of this report. The variances in interest income and expense caused by differences in average balances and rates are shown on Page 7 of this report.

         The general level of interest rates declined in the second half of 1995 as the Federal Reserve eased monetary policy. The prime rate decreased in tandem with the drop in short-term interest rates, maintaining a 300 basis point spread between prime and federal funds rate. The impact on the Corporation's net interest margin was favorable, rising 3 basis points to 4.84% for 1995 compared to the 4.81% achieved in 1994. Average earning assets increased $54.9 million, or 7.44%, with higher yielding loans accounting for $52.1 million of the total growth. While the overall cost of interest-bearing liabilities increased, due largely to the upward repricing of time deposits generated during the low rate cycle of 1992 and 1993, a higher percentage of earning assets were funded by noninterest-bearing liabilities. The combination of an increasing net interest margin, a more profitable asset mix and growth in earning assets in 1995 generated an increase in net interest income of $3.0 million, or approximately 9%.




PROVISION FOR LOAN LOSSES

         A provision for loan losses is charged to earnings for the purpose of establishing an allowance for loan losses. Losses are, in turn, charged to this allowance rather than being reported as a direct expense. In 1995, $1.3 million was expensed as a loan loss provision, compared with $2.8 million in 1994, a reduction of $1.5 million, or 53.3%. Net loan charge-offs were $1.4 million compared with $3.0 million in 1994. The ratio of charge-offs to average loans, net of unearned income, for 1995 was .27% compared to 1994's level of .63%. The amount of the allowance for loan losses is established based on a continual review of the overall quality of the loan portfolio. In this analysis, consideration is given to nonaccrual, past due and other problem loans, historical loan loss experience and the growth and mix of the loan portfolio. Current and projected economic conditions are also variables that must be considered in establishing the allowance. At year-end 1995, the ratio of the allowance to loans was 1.43% compared with the 1.64% at December 31, 1994. The allowance for loan losses at December 31, 1995 represented 153.65% of nonperforming loans, compared with 185.48% at December 31, 1994. The allowance for loan losses is evaluated on a quarterly basis and was considered adequate at December 31, 1995. A discussion concerning credit quality is included in the "Loans and Credit Quality" section of this discussion.


NONINTEREST INCOME

         Noninterest income, excluding gains or losses on securities transactions, totaled $7.9 million in 1995 compared with $6.9 million in 1994, an increase of 15.6%. Trust income increased $407 thousand, or 20.4% over 1994 levels due to increased business development and an increased fee structure. Service charges on deposit accounts totaled $2.4 million, increasing 15.0% over 1994 levels. During 1995, the Corporation implemented additional service charges on deposit accounts along with increased rates on existing charges. Other noninterest income amounted to $3.1 million in 1995 compared to $2.8 million in 1994. This rise was due to increases in card services income, insurance commissions, discount income, and other small accounts.


INVESTMENT SECURITIES GAINS (LOSSES)

         Securities gains were $46 thousand in 1995 compared to losses of $5.7 million in 1994. During the fourth quarter of 1994, management restructured the Corporation's balance sheet, through the sale of that portion of collateralized mortgage obligations (securities) most sensitive to a rising rate environment. This action resulted in an after-tax charge to earnings of approximately $4.0 million.


NONINTEREST EXPENSE

         Total noninterest expenses in 1995 were $28.8 million and stable with 1994 levels of $28.7 million. Salaries expense was $11.7 million in 1995 compared to $10.8 million in 1994, an increase of 8.4%. Part of this is attributable to staffing of key Holding Company positions in the latter part of 1994. Also, the Corporation accrued an estimate for separation costs associated with the consolidation of certain back office activities at the holding company level in accordance with its out-placement policy, which impacted total salary and benefit costs for 1995. Full time equivalent employees totaled 440 at year-end 1995 compared with 485 at year-end 1994. The remainder of the increase was due to normal salary increases. Employee benefit costs totaled $4.0 million in 1995 up 9.89% in comparison to 1994. These increases were due to rises in pension expense due to a new defined benefit plan along with a matching 401-K plan implemented by the Corporation. Increases in the stock price which affects the compensation expense accrued for stock options outstanding also contributed to the rise in 1995 expense.

         Net occupancy expense experienced a $70 thousand decrease in 1995 in comparison to 1994. Equipment costs were $3.2 million at year-end 1995 compared to $2.8 million in 1994, an increase of 12.7%. During 1995, the Corporation invested in new technology and equipment to enhance our capabilities to more efficiently respond to our customers. A new mainframe computer was installed and high speed data communication lines to each affiliate bank which has increased our speed of processing along with positioning us for growth and expansion. FDIC insurance expense dropped from $1.6 million in 1994 to $870 thousand in 1995 due to the refund received during the third quarter of 1995 and the reduced assessment rate for the remainder of 1995. FDIC insurance expenses for 1996 will be reduced further by a significant amount as the Corporation's subsidiary banks accrue to the minimum annual statutory requirement.



         Other noninterest expenses were $7.8 million for 1995 compared to $8.5 million for 1994, a decline of 8.5%. The Corporation concentrated on its processing activities during 1995 and continued to consolidate functions which positively impacted noninterest expense. This can also be seen in the decline of the efficiency ratio to 61.35% from 64.78% in 1994. The efficiency ratio is a measure of on-going operating expenses as they relate to tax-equivalent net interest income and noninterest income. All this was achieved while at the same time three of the bank subsidiaries moved from national to state bank charters.


PROVISION FOR INCOME TAXES

         Current income tax expense increased in 1995, primarily due to the settlement with the Internal Revenue Service regarding tax treatment of core deposit intangibles and the tax benefit derived from realized losses on the investment portfolio that occurred in 1994. Income tax expense amounted to $4.4 million in 1995, compared to $154 thousand income tax benefit in 1994, and $2.6 million income tax expense in 1993. The Company's effective tax rate was 29.7% in 1995, (3.9%) in 1994, and 27.7% in 1993.

         Effective January 1, 1994, BankGroup adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that securities be classified into three categories which are held-to-maturity, available-for-sale and trading securities. BankGroup has securities in the held-to-maturity portfolio and the available-for-sale portfolio. Debt and equity securities in the available-for-sale category are to be reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of the related deferred tax effect.



BALANCE SHEET


INVESTMENT PORTFOLIO

         Investments, including securities available for sale and securities held to maturity totaled $282.2 million on December 31, 1995, compared to $240.8 million the prior year. The increase occurred in the available for sale position and was comprised principally of adjustable rate Collateralized Mortgage Obligations (CMO's) funded with floating rate debt of the same index and repricing frequency. During fourth quarter of 1995, the Financial Accounting Standards Board allowed financial institutions a one time opportunity to restructure their investment portfolios under the designations of SFAS No. 115. Management took advantage of this opportunity by redesignating $15.8 million of "held to maturity" as "available for sale" without any penalty or tainting of the remaining "held to maturity" portfolio. As of December 31, 1995, 65.3% of the Corporation's investment portfolio was classified in the "available for sale" category, with the remaining 34.7% of investment securities classified as "held to maturity." This distribution allows more flexibility in the management of interest rate risk, credit, liquidity and capital adequacy. The maturity distribution of all securities and average taxable equivalent yields as of December 31, 1995, are shown on Pages 7 and 8 of this report.

         All CMO's are classified as "available for sale." At least on a quarterly basis, and more often in times of heightened interest rate volatility, these securities are tested to monitor their sensitivity to movements in interest rates and the effects of prepayments on their market price. This review is conducted utilizing the "FFIEC High Risk Test", under which securities are analyzed on the assumption of an immediate and parallel shift of 300 basis points in the yield curve. At December 31, 1995, the Corporation's CMO portfolio has an average life of 9.17 years. Were rates to rise or fall by 300 basis points, the average life of the portfolio would extend to 9.36 years, or decline to 8.48 years, respectively. The market price of the CMO portfolio would decline by approximately 12.01% or increase by approximately 9.11% were rates to rise or fall by 300 basis points, respectively. The overwhelming majority of the Corporation's CMO portfolio are issued by the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and are backed by collateral issued by these agencies. Management believes there is no material credit risk inherent in these investments.







LOANS AND CREDIT QUALITY

         Average loans, net of unearned income, increased from $474.2 million in 1994 to $526.3 million in 1995, up 11%. Average gross loan categories increased as follows: Commercial up 10.2%; Consumer up 10.5%; Real Estate up 14.2% and Credit Card up 15.5%. Credit Card loans outstanding at the end of 1995 of $4.1 million, up from $3.5 million in 1994 are low in comparison to other loan categories.

         Declining interest rates during 1995 prompted double digit percentage increases in consumer and mortgage loan volume. The majority of long-term fixed rate mortgages are sold in the secondary market. Those retained in the portfolio are generally either variable rate instruments or carry three to five year balloon maturities.

         Credit risk management is centralized providing more uniform levels of standardization and underwriting among BankGroup affiliates. The Corporation manages credit risk through a variety of methods including loan grading, industry type, and underwriting collateral. A formal loan review function provides an independent assessment of credit ratings, credit quality, and credit process. Management believes that early detection of credit problems through regular reviews of borrowers' collateral and financial performance is an important factor in overall credit quality.

         Although there were no large concentrations of credit to any particular industry, the economic trends of the areas served by BankGroup affiliates are influenced by the significant industries within the region including textiles, furniture, pre-built housing and agriculture. Virtually all of our business activity is with customers located in the central and western part of southern Virginia. The ultimate collectibility of the Banks' loan portfolios and the recovery of the carrying amounts of repossessed property are susceptible to changes in the market conditions of this geographic region. The Commercial portfolio is diversified with no significant concentrations of credit at December 31, 1995. Acquisition and development construction loans account for $24.5 million and $26.6 million of the commercial portfolio at December 31, 1995 and 1994, respectively. In addition, other commercial loans secured by real estate totaled $86.7 million and $63.1 million at December 31, 1995 and 1994, respectively. The real estate loan portfolio consists almost entirely of 1-4 family residential property. MainStreet BankGroup was the creditor for approximately $88.3 million and $74.4 million at December 31, 1995 and 1994, respectively, of consumer loans for automobiles and mobile homes generated directly or purchased from established dealers (indirect). These loans are generally collateralized by the related property and many are either endorsed or subject to mandatory dealer repurchase agreements.

         During 1995, the Corporation's ratio of net charge-offs to average loans was .27% compared with .63% in 1994. At December 31, 1995, the allowance for loan losses to nonperforming assets was approximately 115.6% compared with 117.6% last year. The allowance for loan losses to nonperforming loans ratio was 153.7% at year end 1995, compared to 185.5% the previous year. On December 31, 1995, the allowance for loan losses to loans ratio was 1.43% compared with 1.64% in 1994. The Corporation believes that the allowance for loan losses of $8.1 million provides adequate coverage of potential loss exposure in the credit portfolio at December 31, 1995.


OTHER ASSETS

         Other assets at December 31, 1995 were $15.2 million compared to $23.6 million at December 31, 1994, a decline of 35.5%. In 1993, a subsidiary bank, Piedmont Trust Bank, (PTB) experienced a Trust Department defalcation involving misappropriation of customer funds by a former Trust Department employee at PTB. PTB filed a lawsuit against its insurance carriers to collect on a disputed claim for $5.5 million arising out of the defalcation. At December 31, 1994, PTB had other assets of $3.8 million on its balance sheet representing a receivable from insurance carriers. This dispute was settled on February 28, 1995 and final settlement payments on the agreement were received in accordance with the agreement in April, 1995.

         Deferred taxes on securities were $.5 million at December 31, 1995 a decline of $3.7 million, or 87.0%, from December 31, 1994 figures. This is the related tax effect of the unrealized losses in the securities portfolio and is netted against these losses in the shareholders' equity section of the balance sheet. Deferred taxes, other than securities, decreased $.8 million, or 16.2%, in 1995 compared to 1994.


DEPOSITS

         Total deposits at December 31, 1995 were $700.5 million compared to $704.6 million at December 31, 1994. The Corporation continued to experience a shift in deposit mix from savings deposits to time deposits, a trend begun the previous year. From year-end 1994 to year-end 1995, time deposits increased $46.5 million, while savings account balances declined $37.8 million. Interest checking and money market accounts decreased by $16.8 million. Management attributes the shift in deposit mix to the generally higher interest rate environment of 1994 and early 1995, attracting deposit customers into longer-term, higher yielding time deposits.

         Comparing average deposit balances to the previous year, the Corporation experienced an increase of $7.3 million, with $5.2 million of the increase occurring in noninterest-bearing demand deposit accounts. Average time deposits were up $53.7 million, while savings, interest-bearing checking and money market accounts decreased $51.5 million.


OTHER INTEREST-BEARING LIABILITIES

         Short-term debt includes Federal funds purchased, securities sold under repurchase agreements, Treasury tax and loan notes and Federal Home Loan Bank advances. Total short-term debt at year-end 1995 was $111.7 million, compared to $23.2 million at December 31, 1994. Long-term debt was in the form of a seven year principal reducing credit (Federal Home Loan Bank advance) acquired in 1995 as an offset to specific fixed rate lending at one affiliate bank. As of December 31, 1995, long-term debt totaled $929 thousand.


7% CONVERTIBLE SUBORDINATED DEBENTURES

         On September 12, 1995, MainStreet BankGroup Incorporated called for the redemption, on October 13, 1995, of all of its outstanding 7% Convertible Subordinated Debentures Due 2011 (the "debentures"). At such date, $8,043,000 principal amount of Debentures were outstanding. The redemption price was $1,014.00 plus accrued interest of $34.61 from April 15, 1995 to the redemption date, for a total of $1,048.61 for each $1,000 of principal amount of Debentures. No interest would accrue on the Debentures from and after October 13, 1995 and holders of outstanding Debentures would not have any rights as such holders other than the right to receive the redemption price, without additional interest, upon surrender of their Debentures.

         The Debentures were convertible at any time on and prior to October 5, 1995 into shares of the Company's Common Stock at a conversion rate of 109.89 shares of common stock for each $1,000 principal amount of Debentures
(equivalent to a conversion price of $9.10 per share). Holders converting Debentures were not entitled to receive interest from April 15, 1995.

         The Corporation also entered into a Standby Agreement with Scott and Stringfellow, Incorporated, a broker/dealer headquartered in Richmond, Virginia providing that Debentures not converted by the holders would, in effect, be converted by Scott and Stringfellow and the resulting Common Stock sold in a public offering. All debentures were converted into 883,678 shares of the Corporation's Common Stock.

         The Corporation registered Common Stock offered in conversion of the Debentures with the Securities and Exchange Commission (Registration No. 33-62557).


SHAREHOLDERS' EQUITY

         Total shareholders' equity, excluding unrealized losses on securities, increased by $17.1 million in 1995 to $76.8 million at year-end. Dividends per share for 1995 were $.39 compared to $.33 for 1994. At year-end 1995, core capital (Tier 1) was 8.51% of assets against 7.43% at December 31, 1994. Total capital to risk based assets was 14.78% versus 14.32% the prior year. Our capital position remains strong with ratios substantially above regulatory prescribed minimums.

         Financial reporting in accordance with Statement of Financial Account Standards (SFAS) No. 115 requires an adjustment to shareholders' equity for net unrealized losses in the "available-for-sale" securities portfolio. This adjustment at December 31, 1995 and 1994, was $1.1 million and $8.1 million, respectively. After the adjustment, total shareholders' equity was $75.7 million and $51.5 million at December 31, 1995 and 1994, respectively.


ASSET/LIABILITY MANAGEMENT

         The  role  of  the  asset/liability   management  function  within  the
Corporation is to maximize profitability within established guidelines for liquidity, capital adequacy and interest rate risk. Management seeks to minimize the risks to earnings and equity associated with movements in market interest rates. Measurement and monitoring of liquidity, capital adequacy and interest rate risk are performed centrally for the Corporation and the subsidiary banks, and reported relative to guidelines established by management, the Boards of Directors and regulators.

         Interest rate sensitivity is traditionally measured in three ways: the difference, or gap, between interest sensitive earning assets and interest sensitive bearing liabilities, the resultant change in net interest income due to market interest rate fluctuations, and the effect of interest rate movements on the market value of assets, liabilities and capital. Because of the shortcomings of gap reporting, the Corporation also utilizes an asset/liability management simulation model to measure potential earnings and capital risk. The simulation model, because of its dynamic nature, can capture the effects of future balance sheet trends, differing patterns of rate movement and changing relationships between rates (basis risk). Additionally, the model captures the impact of varying levels of prepayment risk on certain loan and investment categories relative to movements in market rates. While most assets and liabilities reprice either at maturity or in accordance with their contractual terms, several balance sheet components demonstrate characteristics that require adjustments to more accurately reflect their repricing behavior. Assumptions based on historical pricing relationships and anticipated market are made to certain core deposits to reflect the elasticity of the changes in their interest rates relative to changes in market rates. Year-end 1995 simulations which forecast changes in net interest income that may result from movements in interest rates over the forward twelve month time horizon, indicate that net interest income would increase by approximately 1.04% given a parallel rise of 300 basis points in market rates and decrease of approximately 3.11% given a decline of 300 basis points.

         A longer term measure of interest rate risk exposure is market value of portfolio equity, which simulates the magnitude of change in the market values of assets, liabilities and capital resulting from movements in interest rates. While the Corporation utilizes its asset/liability management simulation model to measure shifts in market value, no specific policy limits have been established. The process of developing an understanding of all the issues raised in the measurement and interpretation of this risk is still evolving. The Corporation separately utilized outside sources to measure the effects of rising and declining rates on our mortgage-backed securities portfolios, with respect to both market value and prepayment assumptions. According to these sources, the market value of these securities would decrease by approximately 11.58% with an average life extension of .2 years, given a 300 basis point rise in market rates, and increase by approximately 8.96% with an average life decrease of 1.2 years under a 300 basis point decrease in market rates.

         Management believes that measurement of interest rate risk based on the one year impact on net interest income and the longer term effect on portfolio equity are complimentary, and should be used together to provide a more complete picture than would be provided by either perspective alone.

         The measurement of liquidity is performed by monitoring ratios that indicate the level of liquid assets relative to liabilities, the dependence on potentially volatile funding sources, and the relationship of loans to deposits. While relying on core deposit relationships as the basis of liquidity, increased loan demand over the year has resulted in the Corporation seeking alternative sources of liquidity and utilizing existing sources to a higher level with established liquidity guidelines. It is anticipated this trend will continue in 1996. To meet future liquidity needs, the Corporation and its subsidiary banks have expanded funding sources, primarily with the Federal Home Loan Bank, and continue to seek other alternative funding sources.


EFFECTS OF INFLATION

         Over the past few years, the rate of inflation has been relatively mild. However, because interest rates and the level of loans and deposits generally increase as the rate of inflation increases, the financial statements reflect these effects of inflation.


1994 VS. 1993

OVERVIEW

         Net income for 1994 was $4.1 million or $.54 per primary share, compared with $6.9 million or $.93 per primary share for the year 1993. During the fourth quarter, management restructured the Corporation's balance sheet, through the sale of that portion of the holdings of collateralized mortgage obligations (securities) most sensitive to a continued rising rate environment, which resulted in an after-tax charge of approximately $4.0 million. Additionally, a pre-tax increase of $1.5 million in loan loss provision was recorded during 1994 in order to cover net loan charge-offs occurring in the fourth quarter and to maintain adequate reserve coverages. Net interest income continued to improve throughout 1994, driven by a higher level of earning assets and a widening of 9 basis points in the net interest margin. During 1994, the Corporation's balance sheet was slightly asset sensitive which resulted in a favorable impact as a result of the rising interest rate environment through the year. The higher level of service charges, fees and other income in 1994 was partially distorted by a pre-tax $500 thousand recovery from previous litigation settled on more favorable terms than anticipated for the Corporation. Although noninterest expense levels benefited in 1994 through the elimination of the loss contingency accrued for in 1993, significant legal, audit and other professional fees were incurred as a result of the pending Trust Department litigation. In addition, during 1994 the Commonwealth of Virginia clarified its instructions related to the calculation of the Virginia Bank Franchise Tax. As was the case with many other financial institutions in the state of Virginia, this clarification resulted in an additional franchise tax assessment for the years 1992, 1993 and 1994 and resulted in a pre-tax increase in noninterest expenses of approximately $300 thousand. Other volume related costs, primarily credit card and outside processing, also continued to increase during 1994 over 1993 levels. During the second quarter of 1994, BankGroup entered into an agreement with the Internal Revenue Service which settled a matter associated with the tax accounting for core deposit intangibles. This settlement reduced book tax expense by approximately $600 thousand. Adjusting for the impact of the balance sheet restructuring, the additional loan loss provision and the other less significant anomalies identified above, BankGroup's core earnings for 1994 would have been approximately $8.3 million, an increase of 21 percent from 1993.


STATEMENT OF INCOME

NET INTEREST INCOME

         Net interest income, the difference between total interest income and total interest expense, is our principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets and the cost of supporting funds. The difference between rates earned on interest-earning assets (with an adjustment made to tax-exempt income to provide comparability with taxable income) and the cost of supporting funds is measured by the net interest margin.

         The distribution of assets, liabilities, and shareholders' equity are detailed on Page 6 of this report for the last three years, along with the related levels of fully taxable-equivalent interest income and expense. The variances in interest income and expense caused by differences in average balances and rates are shown on Page 7 of this report.

         The general level of interest rates increased in 1994 as we saw the Federal Reserve tighten monetary policy by way of 6 increases in both the discount rate and the federal funds rate. We also saw the prime rate increase in tandem with the increase in short-term interest rates, maintaining a 300 basis point spread between Prime and Fed Funds. The impact on our net interest margin was favorable, with approximately 30% of our loan portfolio repriceable within 30 days based on prime rate. In 1994, net interest margin increased by an additional 9 basis points over the 1993 level. We also experienced a $25.6 million increase in average earning assets, of which, higher yielding loan volume accounted for $25.4 million of the increase. Additionally, funding was derived from a higher percentage of noninterest-bearing liabilities. The combination of an increasing net interest margin, a more profitable asset mix and growth in earning assets in 1994 generated an increase in net interest income of $1.7 million, or approximately 5%.


PROVISION FOR LOAN LOSSES

         In 1994, $2.8 million was expensed as a loan loss provision, compared with $1.4 million in 1993. Net loan charge-offs were $3.0 million compared with $1.6 million in 1993. The ratio of charge-offs to average loans, net of unearned income, for 1994 was .63% compared to 1993's level of .36%. At year-end 1994, the ratio of the allowance to loans was 1.64%, compared with the 1.86% at December 31, 1993. The allowance for loan losses at December 31, 1994 represented 185.5% of nonperforming loans, compared with 198.3% at December 31, 1993. A discussion concerning credit quality is included in the "Loans and Credit Quality" section of this discussion.

NONINTEREST INCOME

         Noninterest income, excluding gains or losses on securities transactions, totaled $6.9 million in 1994 compared with $6.1 million in 1993. During 1994 BankGroup received a settlement of approximately $500 thousand relating to previous litigation which was recorded in other income. Trust fees declined approximately $144 thousand during the year totaling almost $2.0 million. Adverse publicity involving the Trust Department defalcation and the internal focus by management to strengthen internal controls in this area, which left little time for business development, were the principal reasons for this decline. Service charges on deposit accounts totaled $2.1 million, increasing 8.0% from 1993. Other noninterest income which included the previously mentioned litigation settlement in 1994 amounted to $2.8 million compared to $2.0 million in 1993.




NONINTEREST EXPENSE

         Total noninterest expenses were $28.7 million, up 1.62% over 1993, which followed a $4.2 million or 17.23% increase over 1992. The increase in 1993 was primarily due to a provision for loss contingencies. The loss contingencies were related to matters involving a Trust Department diversion, a lawsuit settlement, and a bond loss, all of which involved subsidiary Piedmont Trust Bank. Charges for these three items totaled $2.7 million ($1.8 million after tax). Noninterest expenses were dramatically affected by this provision, as well as by legal and audit fees related to this matter. As of February 28, 1995, all of these matters have been resolved and no additional provisions were required during 1995.

         Salary and employee benefit expenses totaled $14.4 million, a 10% rise over year ago levels. The 1994 rise was mainly attributable to the implementation of a new corporate salary administration program, additional staffing attributable to the implementation of the Credit Administration function and the staffing of other key Holding Company positions. The efficiency ratio is a measure of on-going operating expenses as they relate to tax-equivalent net interest income and non-interest income. Excluding nonrecurring charges, our efficiency ratio for 1994 was 64.78% compared to 64.26% in 1993. The efficiency ratio has remained relatively level over the last three years, as rising net interest income offset rising noninterest expenses levels. Management intends to focus on the efficiency ratio as a key to productivity measurement.

         Occupancy expense over the last two years experienced an $86 thousand increase in 1994 over 1993 levels. Other noninterest expenses increased $1.6 million, or 23.4% during 1994. Although the Corporation accrued for the previously mentioned loss contingency during 1993, significant legal, audit and professional fees associated with the preparation for this pending litigation were incurred and accrued for during 1994. Other volume related costs, primarily credit card and outside processing continued to increase during 1994. Federal deposit insurance increased by $103 thousand in 1994 over 1993 levels.

INVESTMENT SECURITIES GAINS (LOSSES)

         Management's decision to restructure the investment portfolio through the sale of $30 million of collateralized mortgage obligations resulted in a securities loss of $5.7 million for 1994. This figure compares to a gain of $.3 million in 1993. Along with the rise in interest rates in 1994, the market value of our securities portfolio fell, thus increasing the unrealized and realized losses on our portfolio.

PROVISION FOR INCOME TAXES

         Current income tax expense decreased in 1994, primarily due to the settlement with the Internal Revenue Service regarding tax treatment of core deposit intangibles and the tax benefit derived from realized losses on the investment portfolio. Due to the aforementioned issues, there was an income tax benefit in the amount of $154 thousand in 1994, compared to $2.6 million income tax expense in 1993. The Company's effective tax rate was 27.7% in 1993.

         Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," causing a $75 thousand increase in income, which is reported in the consolidated statement of income for the twelve months ended December 31, 1993 as a cumulative effect of change in the method of accounting for income taxes. Prior periods' financial statements have not been restated to retroactively apply the provisions of SFAS No. 109.

         Effective January 1, 1994, BankGroup adopted FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that securities be classified into three categories which are held-to-maturity, available-for-sale and trading securities. BankGroup has securities in the held-to-maturity portfolio and the available-for-sale portfolio. Debt and equity securities in the available-for-sale category are to be reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of the related deferred tax effect.

         At December 31, 1994, BankGroup had a net deferred tax asset of approximately $9.0 million, $4.2 million of which relates to unrealized losses on securities accounted for in accordance with SFAS No. 115.






BALANCE SHEET

INVESTMENT PORTFOLIO

         Investments, including securities available for sale and securities held to maturity totaled $240.8 million on December 31, 1994, compared to $243.2 million the prior year. The decrease was the result of moderate growth in loan volume, coupled with slightly less growth in deposits. From year-end 1993 to year-end 1994, average loans, net of unearned income, grew at a rate of 5.7%, whereas average deposits grew 4.8%. During the fourth quarter of 1994, we restructured our investment portfolio resulting in a net reduction of $13.6 million in the book value of securities. We sold $31.4 million of CMO's/REMIC's with a book value of $37.4 million resulting in a $6.0 million before tax loss. Utilizing a portion of the proceeds, we purchased $23.8 million of U.S. agency debentures and mortgage backed securities.

         With the implementation on January 1, 1994 of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," our investments have been placed in two of the three categories as defined in that statement. As of December 31, 1994, 50.6% of our investments were classified in the "held-to-maturity" category. The remainder of our investment portfolio, or 49.4%, were "available-for-sale" thus giving us the ability to effectively manage interest rate risk, credit, liquidity and capital positions. The accounting treatment for SFAS No. 115 requires that the unrealized gain or loss positions in the "available-for-sale" category be reported as a separate component of shareholders' equity, net of any related income tax effect. On December 31, 1994, the unrealized losses, net of applicable deferred income taxes, was $8.1 million.

         All Collateralized Mortgage Obligations (CMO's) are classified as "available-for-sale." At least on a quarterly basis, these securities are tested to monitor their sensitivity to movements in interest rates and the effects of prepayments on their market price. This review is conducted utilizing the "FFIEC high risk test," whereby securities are analyzed on the assumption of an immediate and parallel shift of 300 basis points in the yield curve. On December 31, 1994, our CMO portfolio had an average life of 6.42 years. If rates were to rise or fall by 300 basis points, the average life of the portfolio would extend to 6.66 years, or fall to 3.88 years, respectively. The market price of that portfolio would experience an approximate 12% decline or 14% increase if rates were to rise or fall by 300 basis points, respectively. Most of our CMO's are issued by the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and are backed by collateral issued by these agencies. We feel there is no material credit risk inherent in these investments.

LOANS AND CREDIT QUALITY

         Average gross loans, net of unearned income, increased from $456.4 million in 1993 to $474.2 million in 1994, up 3.9%. The breakdown of increases/decreases by loan categories are as follows: Commercial, up 11.1%; Consumer down 1.17%; Real Estate, up 3.8%; and Credit Card up 24.7%. While credit card volume outstanding is low in comparison to other loan categories, average balances increased from $2.8 million in 1993 to $3.5 million in 1994.

         Higher interest rates dampened the enthusiasm of home buyers, resulting in an overall drop in mortgage loan volume. While the majority of long-term fixed rate mortgages are sold in the secondary market, the mortgage loans being retained in the portfolio are generally either variable rate instruments or three to five year balloon balance loans.

         During 1994 BankGroup reorganized the credit administration process. Credit risk management was centralized and staffing levels were increased. Policies and procedures were rewritten to provide higher levels of standardization and underwriting among BankGroup affiliates. The Corporation manages credit risk through a variety of methods including loan grading, loan type and underwriting. The loan review function provides an independent assessment of credit ratings and credit quality. Management believes that early detection of developing credit problems identified through regular reviews of borrowers' collateral and financial performance is proving to be an important factor in improving credit quality.

         Although there were no large concentrations of credit to any particular industry, the economic trends of the area are influenced by the significant industries within the region including textiles, furniture, pre-built housing and agriculture. Virtually all of our business activity is with customers located in the central and western part of southern Virginia. The ultimate collectibility of the bank's loan portfolios and the recovery of the carrying amounts of repossessed property are susceptible to changes in the market conditions of this geographic region. The Commercial portfolio is diversified with no significant concentrations of credit at December 31, 1994. Acquisition and development construction loans account for $26.6 million and $23.4 million of the commercial portfolio at December 31, 1994 and 1993, respectively. In addition, other commercial loans secured by real estate totaled $63.1 and $53.7 million at December 31, 1994 and 1993, respectively. The real estate loan portfolio consists almost entirely of 1-4 family residential property. MainStreet BankGroup was the creditor for approximately $74.4 million and $80.3 million at December 31, 1994 and 1993, respectively, of consumer loans for automobiles and mobile homes generated directly or purchased from established dealers (indirect). These loans are generally collateralized by the related property and are either endorsed or subject to mandatory dealer repurchase agreements.

         During 1994, the Corporation's ratio of net charge-offs to average loans was .63% compared with .36% in 1993. At December 31, 1994, the allowance for loan losses to nonperforming assets was approximately 117.6% compared with 90.0% at December 31, 1993. The level of nonperforming assets declined from $9.3 million at year-end 1993 to $7.0 million at December 31, 1994. The allowance for loan losses to nonperforming loans was 185.5% at year-end 1994, compared to 198.3% the previous year. On December 31, 1994, the allowance for loan losses to loans was 1.64% compared with 1.86% in 1993. The Corporation believes that the allowance for loan losses of $8.2 million provides adequate coverage of potential loss exposure in the credit portfolio at December 31, 1994.

DEPOSITS

         Total deposits at December 31, 1994, were $704.6 million compared to $679.7 million at December 31, 1993. With the higher interest rate environment, we saw a modest shift in deposit mix from savings deposits to CD's. From year-end 1993 to year-end 1994, time deposits were up $27.6 million, while savings accounts decreased $15.7 million. Interest checking and money market accounts increased modestly by $3.1 million. During 1994, we experienced a shift in deposit mix trends of the previous two years, which management attributes to a function of the interest rate environment. With falling interest rates during 1992 and 1993, there was a shift from longer-term time deposits to shorter-term savings deposits. The rising rate environment of 1994 attracted customers to longer-term, higher yielding time deposits while shifting funds away from shorter-term savings accounts.

         In comparison of average deposit balances from the previous year, we experienced an increase of $31.8 million, with $8.4 million of that increase occurring in noninterest-bearing demand deposit accounts. Average time deposits were up $11.2 million, while savings interest checking and money market accounts increased $12.2 million.

OTHER INTEREST-BEARING LIABILITIES

         Short-term debt includes federal funds purchased, securities sold under repurchase agreements, Treasury tax and loan notes and other borrowed funds. Total short-term debt at year-end 1994 was $23.2 million, compared to $20.0 million at December 31, 1993. Long-term debt was in the form of a convertible debenture issued in 1986 for the purposes of a bank acquisition and other general corporate purposes. As of December 31, 1994, long-term debt totaled $8.9 million, compared to $9.2 million the previous year.

SHAREHOLDERS' EQUITY

         Total shareholders' equity, excluding unrealized losses on securities, increased by $2.5 million in 1994 to $59.6 million at year end. Dividends per share for 1994 were $.33 compared to $.29 for 1993. At year-end 1994, core capital (Tier I) was 7.43% of assets against 7.38% at December 31, 1993. Total capital to risk based assets was 14.32% versus 13.46% the prior year. Our capital position remains strong with ratios substantially above regulatory prescribed minimums.

         As previously mentioned, financial reporting in accordance with SFAS No. 115 requires an adjustment to shareholders' equity for net unrealized losses in the "available-for-sale" securities portfolio. This adjustment as of December 31, 1994, was $8.1 million, bringing total shareholders' equity to $51.5 million.

Item 8.  Financial Statements and Supplementary Data



                        Report of Independent Accountants


To the Board of Directors and Shareholders MainStreet BankGroup Incorporated:

We have audited the accompanying consolidated balance sheet of MainStreet BankGroup Incorporated and subsidiaries (formerly Piedmont BankGroup Incorporated and subsidiaries) ("BankGroup" ) as of December 31, 1995 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the BankGroup's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of MainStreet BankGroup Incorporated as of and for each of the two years in the period ended December 31, 1994 were audited by other auditors, whose report, dated January 20, 1995, except for Note 21 as to which the date was February 28, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MainStreet BankGroup Incorporated and subsidiaries as of December 31, 1995 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Notes 3 and 5 to the consolidated financial statements, the BankGroup changed its methods of accounting for certain securities and impaired loans in 1994.


                                                       COOPERS & LYBRAND L.L.P.


Greensboro, North Carolina
January 19, 1996

                          Independent Auditors' Report



To the Board of Directors and Shareholders
MainStreet BankGroup Incorporated:


We have audited the accompanying consolidated balance sheet of MainStreet BankGroup Incorporated and subsidiaries (formerly Piedmont BankGroup Incorporated and subsidiaries) (BankGroup) as of December 31, 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1994. These consolidated financial statements are the responsibility of BankGroup's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MainStreet BankGroup Incorporated and subsidiaries as of December 31, 1994, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1994, in conformity with generally accepted accounting principles.


As discussed in Notes 1 and 3 to the consolidated financial statements, BankGroup adopted the provisions of Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on January 1, 1994. As discussed in Notes 1 and 5 to the consolidated financial statements, BankGroup adopted the provisions of SFAS no. 114, "Accounting by Creditors for Impairment of Loan," as subsequently amended by SFAS No. 118," Accounting by Creditor for Impairment of a Loan - Income Recognition and Disclosures," on January 1, 1994.



                                                       KPMG PEAT MARWICK LLP


Roanoke, Virginia
January 20, 1995, except as to Note 21
   which is as of February 28, 1995

               MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (IN 000'S EXCEPT SHARE DATA)

                                                                                     December 31

                                                                           1995                        1994
                                                                           ----                        ----
ASSETS
Cash and Due From Banks                                                  $ 25,680                    $ 24,680
Interest-Earning Deposits In Domestic Banks                                   875                          50
Mortgage Loans Held for Sale                                                1,780                         521
Securities Available for Sale (Approximate
   Cost of $183,904 and $127,337
    in  1995 and 1994, respectively)                                      184,169                     119,029
Securities Held to Maturity (Approximate
    Market Values of $102,484 and
    $121,041 in 1995 and 1994, respectively)
         Taxable                                                           61,184                      81,491
         Nontaxable                                                        36,808                      40,288
                                                                         --------                    --------
                                                                           97,992                     121,779

Loans, Net of Unearned Income and Deferred Fees                           565,784                     499,751
    Less:   Allowance for Loan Losses                                      (8,076)                     (8,191)
                                                                         ---------                   --------
         Loans, Net                                                       557,708                     491,560

Bank Premises and Equipment, Net                                           10,767                      11,240
Other Real Estate Owned                                                     1,583                       2,452
Other Assets                                                               15,247                      23,646
                                                                         --------                    --------

        TOTAL ASSETS                                                     $895,801                    $794,957
                                                                         ========                    ========

LIABILITIES
Deposits:
    Demand Deposits (Noninterest-Bearing)                                $ 95,664                    $ 91,570
    Interest Checking Accounts                                             76,802                      78,567
    Savings Deposits                                                      115,202                     152,990
    Money Market Investment Accounts                                       55,015                      70,087
    Time Deposits:
         Certificates of Deposit $100,000 and Over                         68,434                      49,743
         Other                                                            289,396                     261,613
                                                                         --------                    --------
       Total Deposits                                                     700,513                     704,570

Short-Term Debt                                                           111,736                      23,213
Long-Term Debt                                                                929                        ---
7% Convertible Subordinated Debentures                                        ---                       8,918
Accrued Interest Payable                                                    2,674                       2,141
Accrued Loss Contingencies                                                    ---                       1,341
Other Liabilities                                                           4,232                       3,283
                                                                         --------                    --------

       TOTAL LIABILITIES                                                  820,084                     743,466
                                                                         --------                    --------

SHAREHOLDERS' EQUITY
Preferred Stock, $5 Par Value.  Authorized 1,000,000 Shares;
   None Outstanding                                                           ---                         ---
Common Stock, $5 Par Value.  Authorized 20,000,000 Shares;
   Issued and Outstanding 8,535,072 and 3,755,012 Shares in
  1995 and 1994, respectively                                              42,675                      18,775
Capital in Excess of Par                                                   11,740                       4,893
Retained Earnings                                                          22,364                      35,972
Unrealized Gains (Losses) on Securities,  Net of Deferred
  Income Tax Benefit of $.5 million and $4.2 million in 1995
   and 1994, respectively                                                  (1,062)                     (8,149)
                                                                         ---------                   --------

       TOTAL SHAREHOLDERS' EQUITY                                          75,717                      51,491
                                                                         --------                    --------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $895,801                    $794,957
                                                                         ========                    ========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN 000'S EXCEPT PER SHARE DATA)

                                                                                         Years Ended December 31

                                                                           1995                   1994                 1993
                                                                           ----                   ----                 ----
INTEREST INCOME
Interest and Fees on Loans:
    Taxable                                                              $50,780                $42,673              $42,291
    Nontaxable                                                               163                    191                  228
Interest on Mortgage Loans Held for Sale                                     144                    514                  ---
Interest and Dividends on Securities Available for Sale                    9,689                 13,108               12,329
Interest and Dividends on Securities Held to Maturity:
    Taxable                                                                5,705                    244                  174
    Nontaxable                                                             2,123                  2,324                2,213
Other Interest Income                                                         71                    462                  677
                                                                         -------                -------              -------
    Total Interest Income                                                 68,675                 59,516               57,912
                                                                         -------                -------              -------

INTEREST EXPENSE
Deposits                                                                  27,662                 23,980               24,006
Short-Term Debt                                                            3,196                    594                  630
Long-Term Debt                                                                63                    ---                  ---
7% Convertible Subordinated Debentures                                       454                    643                  655
                                                                         -------                -------              -------
Total Interest Expense                                                    31,375                 25,217               25,291
                                                                         -------                -------              -------
     Net Interest Income                                                  37,300                 34,299               32,621
Provision for Loan Losses                                                  1,319                  2,827                1,370
                                                                         -------                -------              -------
     Net Interest Income After Provision for Loan Losses                  35,981                 31,472               31,251
                                                                         -------                -------              -------

NONINTEREST INCOME
Service Charges, Fees and Other                                            5,529                  4,865                4,000
Trust Department Income                                                    2,400                  1,993                2,137
Securities Gains (Losses), Net                                                46                 (5,683)                 277
                                                                         -------                 -------             -------
                                                                           7,975                  1,175                6,414
                                                                         -------                -------              -------
NONINTEREST  EXPENSE
Salaries                                                                  11,669                 10,769                9,694
Employee Benefits                                                          4,035                  3,672                3,482
Net Occupancy                                                              1,265                  1,335                1,249
Equipment                                                                  3,163                  2,807                2,710
FDIC Assessment                                                              870                  1,588                1,485
Stationery and Supplies                                                      755                    647                  651
Advertising                                                                  312                    432                  444
Provision for Loss Contingencies                                             ---                    ---                2,713
Other                                                                      6,748                  7,463                5,826
                                                                         -------                -------              -------
                                                                          28,817                 28,713               28,254
                                                                         -------                -------              -------
     Income Before Income Taxes and Cumulative Effect of Change
         in Accounting Principle                                          15,139                  3,934                9,411
Income Tax Expense (Benefit)                                               4,399                   (154)               2,605
                                                                         -------                -------              -------
     Income Before Cumulative Effect of Change in Accounting
         Principle                                                        10,740                  4,088                6,806

Cumulative Effect at January 1, 1993 of Change in Accounting
     for Income Taxes                                                        ---                    ---                   75
                                                                         -------                -------              -------

NET INCOME                                                               $10,740                $ 4,088              $ 6,881
                                                                         =======                =======              =======
Per Share:
Primary:
     Income Before Cumulative Effect of Change in Accounting Principle   $  1.37                $   .54              $   .92
     Cumulative Effect at January 1, 1993 of Change in Accounting for
          Income Taxes                                                       ---                    ---              $   .01
                                                                          ------                -------              -------

     NET INCOME                                                          $  1.37                $   .54              $   .93
                                                                         =======                =======              =======

     Average Shares Outstanding                                            7,842                  7,510                7,384
                                                                         =======                =======              =======

Fully Diluted:
     Income Before Cumulative Effect of Change in Accounting Principle   $  1.29                $   .53              $   .86
     Cumulative Effect at January 1, 1993 of Change in Accounting for
           Income Taxes                                                      ---                    ---              $   .01
                                                                         -------                -------              -------

      NET INCOME                                                         $  1.29                $   .53              $   .87
                                                                         =======                =======              =======

      Average Shares Outstanding                                           8,548                  8,516                8,414
                                                                         =======                =======              =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      (IN 000'S EXCEPT FOR PER SHARE DATA)

                                                                                               Unrealized
                                                                                                  Gains
                                              Common         Capital In     Retained          (Losses) on
                                              Stock        Excess of Par    Earnings         Securities, Net       Total
                                              ------       -------------    ---------       ----------------       -----
YEAR ENDED DECEMBER 31, 1993
Balance at January 1, 1993                   $14,683        $ 3,709          $33,337          $    ---            $51,729
Net Income                                       ---            ---            6,881               ---              6,881
Cash Dividends ($.29 Per Share)                  ---            ---           (2,170)              ---             (2,170)
Sale  of 69,948 Shares Through Dividend
    Reinvestment Plan and Stock Option Plan      175            522              ---               ---                697
Stock Split Effected in the Form of a Stock
    Dividend  including cash paid in lieu of
     fractional shares                         3,690            ---           (3,703)              ---                (13)
                                              -------        ------          -------           -------            -------
Balance at December 31, 1993                  18,548          4,231           34,345               ---             57,124


YEAR ENDED DECEMBER 31, 1994
Cumulative effect of change in accounting
    for securities at January 1, 1994, net
    of deferred income tax expense of $1,110     ---            ---              ---             2,154              2,154
Net Income                                       ---            ---            4,088               ---              4,088
Cash Dividends ($.33 Per Share)                  ---            ---           (2,461)              ---             (2,461)
Sale of 52,566 Shares Through Dividend
    Reinvestment Plan and Stock Option Plan      131            400              ---               ---                531

Stock Grants Awarded (8,000 Shares)               20             62              ---               ---                 82
Conversion of Subordinated Debentures
    (30,318 Shares)                               76            200              ---               ---                276
Change in unrealized gains (losses) on
    securities, net of deferred income
    tax benefit of $5,307                        ---            ---              ---           (10,303)           (10,303)
                                              ------         ------          -------            -------           -------
Balance at December 31, 1994                  18,775          4,893           35,972            (8,149)            51,491


YEAR ENDED DECEMBER 31, 1995
Net Income                                       ---            ---           10,740               ---             10,740
Cash Dividends ($.39 Per Share)                  ---            ---           (3,012)              ---             (3,012)
Sale of 45,228 Shares Though Dividend
    Reinvestment Plan and Stock Option Plan      114            411              ---              ---                525
Conversion of Subordinated Debentures
    (979,820 Shares)                           2,450          6,436              ---              ---              8,886
Change in unrealized gains (losses) on
    securities, net of deferred income tax
    expense of $3,650                            ---            ---              ---            7,087              7,087
Stock Split Effected in the Form of a
    Stock Dividend                            21,336            ---          (21,336)             ---                ---
                                             -------        -------          -------           --------            -------
Balance at December 31, 1995                 $42,675        $11,740          $22,364           $(1,062)            $75,717
                                             =======        =======          =======           ========            =======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000'S)

                                                                                         Years Ended December 31

                                                                                 1995              1994             1993
                                                                                 ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                                   $ 10,740          $  4,088         $  6,881
Adjustments to Reconcile Net Income to Net Cash Provided (Used)
    by Operating Activities:
         Provision for Loan Losses                                              1,319             2,827            1,370
         Depreciation and Amortization                                          1,954             1,855            1,806
         Amortization of Securities Premiums and Discounts, Net                  (299)               21              (64)
         Amortization of Purchase Discounts                                      ---                ---              111
         Provision for Deferred Income Taxes                                      772            (1,315)            (537)
         (Gain) Loss on Sale of Securities, Net                                   (46)            5,683             (277)
         Amortization of Intangibles                                              267               295              271
         Mortgage Loan Originations Held for Sale                             (10,914)          (10,651)         (47,495)
         Mortgage Loans Sold                                                    9,655            21,214           40,568
         Changes in Other Assets and Other Liabilities:
         Other Assets                                                           3,707               589           (8,086)
         Accrued Interest                                                         533               274             (179)
         Accrued Loss Contingencies                                            (1,341)              ---            1,341
         Other Liabilities                                                        949            (1,701)           2,725
                                                                             --------          --------         --------


Net Cash Provided (Used) by Operating Activities:                              17,296            23,179           (1,565)
                                                                             --------          --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:

Net Decrease in Federal Funds Sold                                                ---            22,810           12,545
Increase in Interest-Earning Deposits                                            (825)              ---              ---
Purchases of Securities Available for Sale                                    (88,344)          (26,556)        (183,588)
Purchases of Securities Held to Maturity                                       (4,947)          (86,714)         (11,553)
Proceeds from Sale of Securities Available for Sale                            26,954            87,464          112,337
Proceeds from Sale of Securities Held to Maturity                                 ---               ---              175
Proceeds from Calls and Maturities of Securities Available for Sale            20,715             8,291           54,748
Proceeds from Calls and Maturities of Securities Held to Maturity              15,354             1,860            3,891
Net Increase in Loans                                                         (67,467)          (53,327)          (6,409)
Purchases of Bank Premises and Equipment                                       (1,481)           (2,815)          (1,000)
Net Decrease in Other Real Estate                                                 869             2,566              846
                                                                             --------          --------         --------

Net Cash Used in Investing Activities                                         (99,172)          (46,421)         (18,008)
                                                                             --------          --------         --------


CASH FLOWS FROM FINANCING ACTIVITIES:

Net Increase (Decrease) in Deposits                                            (4,057)           24,856           24,593
Net Increase (Decrease) in Short-Term Debt                                     88,523             3,244           (3,011)
Net Increase in Long-Term Debt                                                    929               ---              ---
Cash Dividends                                                                 (3,012)           (2,461)          (2,170)
Cash Paid in Lieu of Fractional Shares for Stock Split                            ---               ---              (13)
Net Expenses Incurred for Debenture Conversion                                    (32)              ---              ---
Proceeds From Issuance of Common Stock                                            525               613              697
Cash Used to Purchase Subordinated Debentures                                     ---               ---             (261)
                                                                             --------          --------         --------

Net Cash Provided by Financing Activities                                      82,876            26,252           19,835
                                                                             --------          --------         --------

Net Increase in Cash and Due From Banks                                         1,000             3,010              262
Cash and Due From Banks at Beginning of Year                                   24,680            21,670           21,408
                                                                             --------          --------         --------

Cash and Due From Banks at End of Year                                       $ 25,680          $ 24,680         $ 21,670
                                                                             ========          ========         ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1995 AND 1994 AND FOR EACH OF THE
                THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of MainStreet BankGroup Incorporated and its subsidiaries (BankGroup). All significant intercompany accounts and transactions have been eliminated.

CASH EQUIVALENTS. For purposes of the Statement of Cash Flows, BankGroup considers all Cash and Due From Bank accounts to be cash equivalents.

MORTGAGE LOANS HELD FOR SALE. Mortgage loans held for sale are carried at the lower of aggregate cost or market value. Adjustments to market and realized gains and losses are classified as other income in the accompanying consolidated statements of income.

SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY. In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No., 115, "Accounting for Certain Investments in Debt and Equity Securities," which was adopted by BankGroup beginning January 1, 1994. SFAS No. 115 addresses the accounting and reporting for investments in debt and equity securities by requiring such investments be classified in three categories and accounted for as follows:

- Debt securities that BankGroup has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

- Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

-    Debt and  equity  securities  not  classified  as  either  held-to-maturity securities or trading securities are classified as securities available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity.

Securities are classified at purchase date under the specific identification method. The adoption of SFAS No. 115 (see Notes 3 and 4) did not impact BankGroup earnings as BankGroup does not have trading securities. Mortgage backed securities along with CMO/REMIC's are included in the available-for-sale category, and accordingly, unrealized gains and losses are reported as a separate component of shareholders' equity.

Gains and losses on securities sales are realized in period in which incurred. Amortization and accretion of premiums and discounts are included in income over the contractual life of the securities.

LOANS. Interest on loans is computed by methods which generally result in level rates of return on principal amounts outstanding. Loans are placed on nonaccrual status when it becomes probable that the borrower will have difficulty meeting either interest or principal payments and the loan is not in the process of collection and is not well collateralized. For loans placed on nonaccrual, all interest accrued in the current fiscal year is reversed against income while prior year accrued interest is charged against the allowance for loan losses. For payments on nonaccrual loans and impaired loans, amounts are applied first as a recovery of principal and then as interest under the cost recovery method.

BankGroup adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," as of January 1, 1994. SFAS 114 requires the measurement of impaired loans based on the present value of expected future cash flows discounted at the loan's effective rate, or at the loan's observable market price or the fair value of its collateral. SFAS 114 eliminates the requirement that a creditor account for certain loans as foreclosed assets prior to the time the creditor has taken possession of the collateral, resulting in the reclassification of in-substance foreclosures and related specific valuation allowances for possible losses from other real estate owned to loans. The net amount of in-substance foreclosures and related specific valuation allowances reclassified from other real estate owned to loans totaled approximately $2.4 million at January 1, 1994.

SFAS 114 does not apply to large  groups of smaller  balance  homogeneous  loans that are collectively evaluated for impairment. For BankGroup, loans collectively reviewed for impairment include all consumer loans, single family loans and performing multi-family and non-residential real estate loans, excluding loans which have entered into the "workout process". The adoption of SFAS 114 did not result in additional provisions for losses or changes in previously reported net earnings due to BankGroup's continuing policy of measuring loan impairment based on the fair value of the loan's collateral property, which is consistent with the methods prescribed in SFAS No. 114. SFAS 118 amended SFAS No. 114 to allow a creditor to use existing methods of recognizing interest income on an impaired loans.

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

LOAN FEES AND COST. Loan origination and commitment fees and certain direct origination costs are deferred and are amortized over the contractual life of the related loans using the level yield method.

ALLOWANCE FOR LOAN LOSSES. An allowance for loan losses is maintained in order to provide for losses in collection of loans that can be currently estimated. The level of the allowance for loan losses is based upon the quality of the loan portfolios as determined by management after consideration of historical loan loss experience, diversification as to the type of loans in the portfolios, the amount of collateralized as compared to uncollateralized loans, banking industry standards and averages, and general economic conditions. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and income and expenses for the period. Actual results could differ significantly from these estimates. In connection with the determination of the allowance for loan losses and the valuation of real estate owned, management obtains independent appraisals for significant properties. Management believes that the allowance for loan losses and the valuation of real estate owned are adequate. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance for loan losses and additional write-downs in the valuation of real estate owned may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review BankGroup's allowance for loan losses and valuation of real estate owned. Such agencies may require BankGroup to recognize additions to the allowance for loan losses and additional write-downs in the valuation of real estate owned based on their judgments of information available to them at the time of their examination.

BANK PREMISES AND EQUIPMENT. Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Provisions for depreciation are computed using the straight-line and accelerated methods over estimated useful lives of 30 to 50 years for building shells, 5 to 15 years for building components and 3 to 10 years for furniture and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives or the terms of the related leases. Maintenance, repairs and minor improvements are charged to operations as incurred, and significant improvements are capitalized. Any gains or losses on disposition are reflected in operations.

OTHER REAL ESTATE. Other real estate comprises properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. The properties are carried at the lower of cost or fair market value less selling costs, based on appraised value. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Any subsequent write-downs are charged to expense.

INCOME TAXES. BankGroup follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

INCOME PER SHARE. Primary income per share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Fully diluted income per share is computed using weighted average shares outstanding increased by common stock equivalents and the number of shares that would result from assuming that all of the 7% convertible subordinated debentures were converted into common stock at the conversion price of $9.10 as of the issuance date. For purposes of calculating fully diluted income per share, net income was increased by eliminating interest expense and amortization of debt issuance expense, less the related tax effect relating to the debentures. Stock options outstanding have been considered common stock equivalents for 1995, 1994, and 1993. Share and per share data has been restated to reflect the stock split.

TRUST DEPARTMENT. Trust Department income is recognized on the accrual basis of accounting and assets held by the Trust Department in a fiduciary or agency capacity are not included in the Consolidated Financial Statements as they are not assets of BankGroup.

AMORTIZATION OF INTANGIBLES. Identified intangible assets and the excess of cost over the fair value of net tangible and identified intangible assets acquired are included in other assets in the consolidated balance sheets and are being amortized over periods ranging from three to twenty years, using accelerated and straight-line methods. Net intangible assets amounted to $1.1 million and $1.3 million at December 31, 1995 and 1994, respectively.

SUPPLEMENTAL CASH FLOW INFORMATION. Total interest paid in cash was $30.8 million, $25.1 million and $25.5 million for the years ended December 31, 1995, 1994 and 1993, respectively. Cash paid for income taxes was $3.6 million, $2.9 million and $3.3 million for the years ended December 31, 1995, 1994 and 1993, respectively. Repossessed and foreclosed properties transferred to Other Real Estate and Other Assets from Loans amounted to $1.0 million, $2.8 million and $0.9 million in 1995, 1994 and 1993, respectively. During 1995, debentures in the amount of $8,918,000 were converted into 979,820 shares of common stock. Unrealized losses on securities of $1.6 million and $12.3 million are included as noncash investing activities in 1995 and 1994, respectively.

EMPLOYEE BENEFIT PLANS. BankGroup maintains a defined benefit retirement plan for the benefit of its employees. This plan was effective in 1995. The pension plans' benefit formulas generally base payments to retired employees upon their length of service and a percentage of qualifying compensation during their final years of employment. BankGroup also maintains a 401-K plan for its employees. The Corporation contributes an amount equal to 50% of the first 6% of the compensation deferred by the employee. Ending in 1995 was a discretionary profit sharing plan.

The BankGroup also provides certain health care insurance benefits to active and retired employees. Effective January 1, 1993, BankGroup adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which established a new accounting principle for the cost of retiree health care and other postretirement benefits (see Note 11). Prior to January 1, 1993, BankGroup recognized these benefits on a pay-as-you-go method (i.e., cash basis). BankGroup has elected to amortize the cumulative effect of the change in method of accounting for postretirement benefits (i.e., transition obligations) over 20 years.

RECLASSIFICATIONS. Certain reclassifications have been made to the prior years' financial statements to conform to the 1995 presentation.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

IMPAIRMENT OF LONG-LIVED ASSETS. In the event that facts and circumstances indicate that the cost of the Company's long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the assets carrying amount to determine if a write-down to market value or discounted cash flow value is required.

NOTE 2 - RESTRICTED CASH BALANCES

The subsidiary Banks are members of the Federal Reserve System and, as such, are required to maintain certain of their cash and due from bank balances as reserves based on regulatory requirements. The reserve requirement approximated $6.9 million and $6.5 million at December 31, 1995 and 1994, respectively.

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The following sets forth the composition of securities available for sale at December 31, 1995 and 1994:

                                                                                            1995
                                                           -----------------------------------------------------------------------
                                                                                 Gross              Gross
                                                            Carrying           Unrealized         Unrealized          Approximate
                                                              Value              Gains              Losses            Market Value
                                                          ------------       --------------      -------------       --------------
                                                                                         (In 000's)
Obligations of U. S. Government Agencies                   $ 42,848           $    347            $    (298)           $ 42,897
Mortgage Backed Securities                                   26,728                431                  (18)             27,141
Collateralized Mortgage Obligations and REMICs               97,540                157               (1,445)             96,252
Corporate Bonds                                              11,524                562                  (28)             12,058
Other Securities                                              4,633                562                  ---               5,195
Obligations of State and Political Subdivisions                 631                ---                   (5)                626
                                                           --------           --------            ----------           --------
   Total Securities Available for Sale                     $183,904           $  2,059            $  (1,794)           $184,169
                                                           ========           ========            ==========           ========

                                                                                            1994
                                                           ----------------------------------------------------------------------
                                                                                 Gross              Gross
                                                            Carrying          Unrealized          Unrealized          Approximate
                                                              Value             Gains               Losses            Market Value
                                                           -----------        -----------         -----------         -------------
                                                                                         (In 000's)
U. S. Treasury Securities                                  $  1,276           $    ---           $       (3)           $  1,273
Obligations of U. S. Government Agencies                     49,602                  1               (1,926)             47,677
Mortgage Backed Securities                                    4,641                 40                 (100)              4,581
Collateralized Mortgage Obligations and REMICs               58,822                 29               (6,384)             52,467
Corporate Bonds                                              11,533                143                 (536)             11,140
Other Securities                                              1,463                428                  ---               1,891
                                                           --------           --------           ----------            --------
   Total Securities Available for Sale                     $127,337           $    641           $   (8,949)           $119,029
                                                           ========           ========           ==========            ========

The carrying and approximate market values of securities available for sale at December 31, 1995, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                           1995
                                                           --------------------------------------
                                                           Carrying                  Approximate
                                                             Value                   Market Value
                                                           ---------                 -------------
                                                                        (In 000's)
Due in one year or less                                    $  5,210                    $  5,242
Due after one year but within five years                     36,451                      36,651
Due after five years but within ten years                    12,837                      13,188
Due after ten years                                           5,138                       5,695
Mortgage-Backed Securities                                   26,728                      27,141
CMOs/REMICs                                                  97,540                      96,252
                                                           --------                    --------
   Total Securities Available for Sale                     $183,904                    $184,169
                                                           ========                    ========

Proceeds from calls and maturities of securities available for sale were $20.7 million, $8.3 million and $54.7 million for 1995, 1994 and 1993, respectively. Proceeds from sales of securities available for sale during 1995, 1994 and 1993 were $27.0 million, $87.5 million and $112.3 million, respectively. Gross gains of $47,000, $57,000 and $302,000 and gross losses of $27,000, $5,745,000 and
$35,000 were realized on those sales, calls and maturities for 1995, 1994 and 1993, respectively.

Securities available for sale with carrying values approximating $82 million and $30 million at December 31, 1995 and 1994, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

NOTE 4 - SECURITIES HELD TO MATURITY

The carrying and approximate market values and gross unrealized gains and losses of securities held to maturity at December 31, 1995 and 1994 are as follows:

                                                                                     1995
                                                           --------------------------------------------------------------
                                                                            Gross          Gross
                                                           Carrying       Unrealized     Unrealized         Approximate
                                                            Value           Gains          Losses           Market Value
                                                           ---------      -----------    -----------        -------------
                                                                                   (In 000's)
U. S. Treasury Securities                                  $  4,925        $   111        $    ---            $  5,036
Obligations of U. S. Government Agencies                     30,960          2,395             ---              33,355
Mortgage Backed Securities                                   22,328            775             ---              23,103
Obligations of State and Political Subdivisions              39,779          1,334            (123)             40,990
                                                           --------        -------        --------            --------
    Total Securities Held to Maturity                      $ 97,992        $ 4,616        $   (123)           $102,484
                                                           ========        =======        ========            ========

                                                                                     1994
                                                          --------------------------------------------------------------

                                                                            Gross          Gross
                                                           Carrying       Unrealized     Unrealized         Approximate
                                                            Value           Gains          Losses           Market Value
                                                          ----------      -----------    -----------        ------------
                                                                                   (In 000's)
U.S. Treasury Securities                                   $  4,860        $   ---          $   ---           $  4,860
Obligations of U. S. Government Agencies                     49,704            ---              ---             49,704
Mortgage Backed Securities                                   23,764            ---              ---             23,764
Obligations of State and Political Subdivisions              43,451            694           (1,432)            42,713
                                                           --------        -------          --------          --------
     Total Securities Held to Maturity                     $121,779        $   694          $(1,432)          $121,041
                                                           ========        =======          =======           ========

At December 31, 1994, BankGroup transferred securities available for sale with an approximate market value of $72.5 million and a carrying value of $76.5 million to securities held to maturity. The unrealized loss of approximately $4,038,000, included as a separate component of shareholders equity, is being amortized over the remaining life of the securities. At December 31, 1995 this unrealized loss was $1.9 million. During the fourth quarter of 1995, the Financial Accounting Standards Board allowed financial institutions a one time opportunity to restructure their investment portfolios under the designations of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management took advantage of this opportunity by redesignating $15.8 million of "held to maturity" as "available for sale" without any penalty or tainting of the remaining "held to maturity" portfolio.

The carrying and approximate market values of securities held to maturity at December 31, 1995, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                            1995
                                                           -----------------------------------------
                                                                                        Approximate
                                                           Carrying Value               Market Value
                                                           --------------              -------------
                                                                          (In 000's)

Due in one year or less                                     $  5,672                     $  5,758
Due after one year but within five years                      30,448                       30,997
Due after five years but within ten years                     33,460                       36,367
Due after ten years                                            6,084                        6,257
Mortgage-Backed Securities                                    22,328                       23,103
                                                            --------                     --------
                                                            $ 97,992                     $102,482
                                                            ========                     ========

Proceeds from the calls and maturities of securities held to maturity were $31.1 million for 1995. These calls and maturities yielded $31,000 in gains and $5,000 in losses. Calls and maturities of $1.9 million during 1994 yielded a $5,000 gain. Proceeds from sales, calls and maturities of securities held to maturity during 1993 were $4.0 million. Gross gains of $10,000 were realized on those sales for 1993.

Securities with carrying values approximating $29 million and $20 million at December 31, 1995 and 1994, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.


NOTE 5 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at December 31, 1995 and 1994 are summarized below:

                                                                   1995                  1994
                                                                   ----                  ----
                                                                           (In 000's)
Commercial                                                       $264,924              $235,205
Real Estate                                                       135,830               115,106
Consumer                                                          176,110               157,857
                                                                 --------              --------
   Total Loans                                                    576,864               508,168
   Less:  Unearned Income and Deferred Fees                       (11,080)               (8,417)
                                                                 --------              --------
     Loans, Net of Unearned Income and Deferred Fees              565,784               499,751
   Less:  Allowance for Loan Losses                                (8,076)               (8,191)
                                                                 --------              --------
     Loans, Net                                                  $557,708              $491,560
                                                                 ========              ========

A summary of changes in the allowance for loan losses for each of the three years in the period ended December 31, 1995 follows:

                                                       1995                1994                1993
                                                       ----                ----                ----
                                                                        (In 000's)
Balance at Beginning of Year                         $ 8,191              $ 8,351             $ 8,610
Provision for Loan Losses                              1,319                2,827               1,370
Losses Charged to Allowance                           (1,856)              (3,564)             (2,198)
Recoveries Credited to Allowance                         422                  577                 569
                                                     -------              -------             -------
Balance at End of Year                               $ 8,076              $ 8,191             $ 8,351
                                                     =======              =======             =======

Nonperforming assets at December 31, 1995 and 1994 are as follows:

                                                              1995                  1994
                                                              ----                  ----
                                                                       (In 000's)
Nonaccrual Loans                                            $ 3,383               $ 2,736
Loans Past Due 90 Days or More                                1,873                 1,680
                                                            -------               -------
Total Nonperforming Loans                                     5,256                 4,416
Other Real Estate Owned                                       1,583                 2,452
Other Repossessed Assets                                        148                    95
                                                            -------               -------
Total Foreclosed/Repossessed Assets                           1,731                 2,547
                                                            -------               -------
    Total Nonperforming Loans and Foreclosed/
    Repossessed Assets                                      $ 6,987               $ 6,963
                                                            =======               =======

Nonperforming loans were .93% and .88% of loans net of unearned income at December 31, 1995 and 1994, respectively.

The effect of nonaccrual loans on interest income was as follows:


                                                              1995                  1994                  1993
                                                              ----                  ----                  ----
                                                                                 (In 000's)
Gross amount of interest that would have been
     recorded at original rate                             $    306               $   265               $   391
Interest that was reflected in income                            11                    13                    23
                                                           --------               -------               -------
Net impact on interest income                              $    295               $   252               $   268
                                                           ========               =======               =======

At December 31, 1995 and 1994, the recorded investment in loans which have been identified by the BankGroup as impaired loans in accordance with SFAS 114 totaled $3.4 million and $3.0 million, respectively, and the total allowance for loan losses related to such loans was $.6 million and $.7 million, respectively. The average balance during 1995 and 1994 for impaired loans was approximately $3.8 million and $4.5 million, respectively. The total interest income related to impaired loans reflected in the 1995 and 1994 statements of income was $6,000 and $11,000, respectively. The net amount of in-substance foreclosures and related specific valuation allowances reclassified from other real estate owned to loans totaled approximately $2.4 million at January 1, 1994.


NOTE 6 - RELATED PARTY TRANSACTIONS

Directors, officers and related interests provide the subsidiary Banks with substantial amounts of business and many are among its most significant depositors and borrowers. Total amounts outstanding for all such loans that exceeded $60,000 individually are summarized below:

                                                                      1995                          1994
                                                                      ----                          ----
                                                                                   (In 000's)
Balance at Beginning of Year                                         $24,167                      $22,852
Additions                                                              5,900                        9,406
Payments                                                             (10,290)                      (8,091)
                                                                     -------                       -------
Balance at End of Year                                               $19,777                      $24,167
                                                                     =======                       =======

These loans, in the opinion of management, are believed to involve no more than normal risk of collectibility. Total unfunded commitments at December 31, 1995 were $3.7 million.

NOTE 7 - BANK PREMISES AND EQUIPMENT

Bank premises and equipment consist of:

                                                                        1995                             1994
                                                                        ----                             ----
                                                                                   (In 000's)
Land                                                                 $  1,304                           $  1,301
Buildings and Improvements                                              9,105                              8,873
Furniture and Equipment                                                17,970                             16,887
Construction in Progress                                                  140                                183
Leasehold Improvements                                                    515                                490
                                                                     --------                           --------
                                                                       29,034                             27,734
Accumulated Depreciation and Amortization                             (18,267)                           (16,494)
                                                                     --------                           --------

Total Bank Premises and Equipment                                    $ 10,767                           $ 11,240
                                                                     ========                           ========


NOTE 8 - INCOME TAXES

The components of income tax expense for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                             1995                  1994                  1993
                                                             ----                  ----                  ----
                                                                                 (In 000's)

Current Tax Expense                                        $3,643                 $1,161                $3,067
Deferred Tax (Benefit) Expense                                756                 (1,315)                 (462)
                                                           ------                 ------                -------
Income Tax Expense (Benefit)                               $4,399                 $ (154)               $2,605
                                                           =======                ======                ======


Taxes related to securities transactions include a tax expense of $16,000 on net securities gains in 1995, tax benefit of $1.9 million on net securities losses in 1994, and tax expense of $94,000 on net securities gains in 1993.

The reasons for the differences in income tax effective rate and the statutory Federal income tax rate are as follows:

                                                            1995                    1994                    1993
                                                            ----                    ----                    ----

Federal Income Tax Expense Rate                             35.0%                  34.0%                 34.0%
Tax Exempt Interest                                         (5.0)                 (21.6)                 (8.9)
Nondeductible Interest Expense to Carry
     Tax-Exempt Securities                                    .6                    2.2                   0.9
IRS Intangibles Settlement                                   ---                  (19.5)                  ---
Change in Marginal Tax Rate                                 (1.0)                   ---                   ---
Other                                                         .1                    1.0                   1.7
                                                           -----                  -----                 -----

         Effective Income Tax Rate                          29.7%                  (3.9)%                27.7%
                                                           =====                  =====                 =====


The components of net deferred tax assets at December 31, 1995 and 1994 are presented below:

                                                                                   1995                 1994
                                                                                   ----                 ----
                                                                                           (In 000's)
Deferred Tax Assets:

Allowance for Loan Losses and Unearned Fees                                     $3,039                  $3,133
Valuation Allowance on Securities Available for Sale                               547                   4,197
Other Real Estate Owned, Principally Due to Write-Downs
     Not Deductible for Tax Purposes                                               425                     422
Intangibles, Due to Differences in Amortization Periods for Tax
     Purposes                                                                      935                     912
Interest Earned Not Collected on Nonaccrual Loans Not
     Recognized for Financial Reporting Purposes                                   149                     194
Miscellaneous Accruals not Deductible for Tax Purposes                             584                     868
                                                                                ------                  ------
Total Gross Deferred Tax Assets                                                 $5,679                  $9,726
                                                                                ======                  ======

Deferred Tax Liabilities:

Bank Premises and Equipment, Principally Due to Differences
     in Depreciation                                                               502                     511
Securities, Due to Differences in Discount Accretion                               242                     120
Prepaid Expenses, Principally Due to Deduction Taken for
       Tax Purposes                                                                204                     117
Other                                                                              175                     ---
                                                                                ------                  ------
Total Gross Deferred Liabilities                                                 1,123                     748
                                                                                ------                  ------
Net Deferred Tax Assets                                                         $4,556                  $8,978
                                                                                ======                  ======


BankGroup has determined that a valuation allowance for the gross deferred tax assets is not considered necessary at December 31, 1995 and 1994, since realization of the entire gross deferred tax assets can be supported by the amount of taxes paid during the carryback period available under current tax laws.

Effective January 1, 1993, BankGroup adopted SFAS No. 109 and has reported the cumulative effect of this change in the method of accounting for income taxes of $75,000 separately in the 1993 consolidated statement of income.


NOTE 9 - SHORT-TERM AND LONG-TERM DEBT

Short-term and long-term debt consist of the following:


                                                                                  1995                    1994
                                                                                  ----                    ----
                                                                                            (In 000's)

Corporate Cash Management                                                       $ 10,801                $ 11,307
Federal Funds Purchased                                                           31,310                   5,370
Securities Sold Under Repurchase Agreements                                       37,127                     ---
Treasury Tax and Loan Notes                                                          148                   2,536
Short-Term FHLB Borrowings                                                        32,350                   4,000
Long-Term FHLB Borrowings                                                            929                     ---
                                                                                --------                --------
     Total Short-Term and Long-Term Debt                                        $112,665                $ 23,213
                                                                                ========                ========


The average outstanding total short-term borrowings were $57.3 million and $18.2 million for 1995 and 1994, respectively. The average interest rates were 5.58% and 3.26% for 1995 and 1994, respectively. The interest rates in effect at year end were 5.63% and 4.77% at December 31, 1995 and 1994, respectively.

The maximum month-end balance of short-term debt was $110.8 million and $25.4 million for 1995 and 1994, respectively. Securities Held to Maturity and Securities Available for Sale were pledged as collateral for securities sold under repurchase agreements.


NOTE 10 -   REDEMPTION OF 7% CONVERTIBLE SUBORDINATED DEBENTURES

BankGroup's 7% subordinated debentures were convertible into BankGroup's common stock before October 15, 2011, at $9.10 a share, subject to adjustments in certain events. The debentures were redeemable, in whole or in part, at BankGroup's option, initially at 107% of the principal amount plus accrued interest, declining to par. Debenture holders were able to convert up to the fifth business day prior to the redemption date. BankGroup had reserved 1,050,000 common shares for issuance upon conversion of the debentures. Payments to a sinking fund were required beginning October 15, 1997, which would retire annually, at par, 5% of the aggregate principal amount of the debentures originally issued and 70% of the issue prior to maturity.

On September 12, 1995, MainStreet BankGroup Incorporated called for redemption on October 13, 1995 all of its outstanding 7% Convertible Subordinated Debentures Due 2011 (the "debentures"). At such date, $8,043,000 principal amount of Debentures were outstanding. The redemption price was $1,014.00 plus accrued interest of $34.61 from April 15, 1995 to the redemption date, for a total of $1,048.61 for each $1,000 of principal amount of Debentures No interest would accrue on the Debentures from and after October 13, 1995 and holders of outstanding Debentures would not have any rights as such holders other than the right to receive the redemption price; without additional interest, upon surrender of their Debentures.

The Debentures were convertible at any time on and prior to October 5, 1995 into shares of the Company's Common Stock at a conversion rate of 109.89 shares of common stock for each $1,000 principal amount of Debentures (equivalent to a conversion price of $9.10 per share). Holders converting Debentures were not entitled to receive interest from April 15, 1995.

The Corporation also entered into a Standby Agreement with Scott and Stringfellow, Incorporated, a broker/dealer headquartered in Richmond, Virginia providing that Debentures not converted by the holders would, in effect, be converted by Scott and Stringfellow and the resulting Common Stock sold in a public offering. All debentures were converted into 883,678 shares of the Corporation's Common Stock.

The Corporation registered Common Stock offered in conversion of the Debentures with the Securities and Exchange Commission (Registration No. 33-62557).

The following tabulation sets forth the numbers of shares used to determine earnings per share:

                                                       1995        1994         1993
                                                       ----        ----         ----
                                                                 (In 000's)
Primary Shares:
     Average Shares Outstanding                      7,800        7,454        7,378
     Common Shares Assumed Outstanding - Options        42           56            6
                                                     -----        -----        -----
         Total Primary Shares                        7,842        7,510        7,384
                                                     =====        =====        =====

Fully Diluted Shares:
     Average Shares Outstanding                      7,800        7,454        7,378
     Common Shares Assumed Outstanding - Options        40           56            6
     Common Shares Assumed Outstanding - Debentures    708        1,006        1,030
                                                     -----        -----        -----
         Total Fully Diluted Shares                  8,548        8,516        8,414
                                                     =====        =====        =====


For purposes of calculating fully diluted income per share, net income has been increased by eliminating interest expense and amortization of debt issuance cost relating to the debentures, less the related tax effect.

NOTE 11 - EMPLOYEE BENEFIT PLANS

BankGroup maintains a defined benefit retirement plan for the benefit of its employees (not directors). This was a new plan effective May 1, 1995. The pension plans' benefit formulas generally base payments to retired employees upon their length of service and a percentage of qualifying compensation during their final years of employment. Pension expense related to this defined benefit plan was $451,000 for 1995. The following table sets forth the plans' funded status and amounts recognized in the consolidated financial statements:

Actuarial present value of benefit obligation:
     Accumulated benefit obligation at 12/31/95
     (including vested benefits of $319,000 in 1995)                 $  (391)
                                                                     =======

     Projected benefit obligation for service rendered to date          (715)
     Plan assets at fair value at December 31, 1995                      ---
                                                                     -------
     Funded status                                                      (715)
     Unrecognized transition obligation                                  199
     Unrecognized net loss                                                65
     Accrued pension costs at December 31, 1995                      $   451
                                                                     =======


Net pension cost for the defined benefit plan included the following expense components:

     Service cost                                                    $  430
     Interest cost                                                       11
     Amortization of transition obligation                               10
                                                                     ------
     Net pension expense included in employee benefits               $  451
                                                                     ======

The discount rate used in determining the actuarial present value of the projected benefit obligation and the expected long-term rate of return on assets was 8%. The increase in future compensation levels used was 5.00%.

Effective October 1, 1995, BankGroup amended its discretionary profit sharing plan. All profit sharing contributions ceased as of September 30, 1995. Pension contributions continued as a matching of the 401-K deferral plan for the benefit of the employees. Under the amended plan, BankGroup will contribute an amount equal to 50% of the first 6% of the compensation deferred by the employee.

Total profit sharing expense under the ceased plan for 1995 was $565,000. Total pension expense for the matching 401-K plan was $57,000. Total expense related to all profit-sharing and pension plans were approximately $.6 million and $1.1 million in 1994 and 1993, respectively.

In addition to pension and profit sharing plans, there is a health care plan that provides postretirement medical benefits to full-time employees who meet minimum age and service requirements. The plan is contributory with contributions adjusted annually and contains other cost sharing features such as deductibles. BankGroup's policy is to fund the costs of medical benefits in amounts determined at the discretion of management. BankGroup adopted Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions," effective January 1, 1993. The effect of adopting SFAS No. 106 was a decrease in net income of $110,000 and a corresponding increase in net periodic postretirement benefit costs of $166,000 for the year ended December 31, 1993. Net periodic postretirement benefit costs were $180,000, 194,000 and $195,000 for years ended December 31, 1995, 1994, and
1993, respectively. BankGroup has elected to amortize the initial transition obligation of $1.2 million over 20 years.

The following table sets forth the plans' funded status and amounts recognized in the consolidated financial statements at December 31, 1995 and 1994:


                                                                              1995                                   1994
                                                                              ----                                   ----
                                                                                                  (In 000's)
Accumulated postretirement benefit obligations:
Retirees                                                                     $  (507)                              $   (455)
Fully eligible active plan participants                                         (691)                                  (587)
                                                                             -------                               --------
Accumulated postretirement benefit obligation
     at December 31, 1995 and 1994                                            (1,198)                                (1,042)
Plan assets at fair value at December 31, 1995
     and 1994                                                                    ---                                    ---
                                                                             -------                               --------
Accumulated postretirement benefit obligation in
     excess of plan assets                                                    (1,198)                                (1,042)
Unrecognized transition obligation                                             1,023                                  1,084
Unrecognized net gain                                                           (297)                                  (350)
                                                                             -------                               --------
Accrued postretirement benefit costs included in
     other liabilities                                                       $  (472)                              $   (308)
                                                                             =======                               ========


Net periodic postretirement benefit costs for 1995, 1994 and 1993 include the following components:


                                                 1995                          1994                                1993
                                                 ----                          ----                                ----
                                                                             (In 000's)
Service Cost                                    $    51                      $    60                               $    53
Interest Cost                                        82                           76                                    82
Amortization of transition obligation                61                           60                                    60
Amortization of Net (Gain)                          (14)                          (2)                                  ---
                                                -------                      -------                               -------
Net periodic postretirement benefit costs       $   180                      $   194                               $   195
                                                =======                      =======                               =======

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5%,8.25%, and 7% at December 31, 1995, 1994 and 1993, respectively. For measurement purposes, the assumed health care costs trend rates of increase were 10%, 12% and 14% for 1995, 1994 and 1993, respectively, with gradually declining percentages to 5.50% (6.25% assumed for
1994) by the year 2000 and remaining at that level thereafter. The health care cost trend rate assumption can have a significant effect on the amounts reported. For example, a 1% increase in the medical trend assumption would increase the accumulated postretirement benefit obligation by $6,000, $83,000 and $5,000 as of December 31, 1995, 1994 and 1993, respectively. It would increase the net periodic postretirement benefit cost for the year ended December 31, 1995, 1994 and 1993 by $1,000, $16,000 and $1,000, respectively.


NOTE 12 - STOCK OWNERSHIP PLAN

In April 1985, the shareholders approved a stock option plan which provides for incentive stock options to purchase shares of common stock of BankGroup at prices equal to the fair market value of the stock at the date of the grant. Each option is accompanied by Stock Appreciation Right (SAR) issued in tandem with the option so that the employee may elect to exercise either the option or the SARs, thereby canceling the other. SARs entitle the holder to receive payment equal to the increase in market value of BankGroup's common stock from date of grant to the date exercised. The maximum number of shares subject to purchase under the plan is 75,000.

                                                                 Number of Shares                      Price Range
                                                                 ----------------                    ---------------

Outstanding at December 31, 1992                                      39,750                         $5.25 to $6.50

1993
Exercised                                                            (28,500)                        $5.25 to $6.50
Expired                                                               (2,250)                             $6.50
                                                                     -------

Outstanding at December 31, 1993                                       9,000                         $5.25 to $6.40

1994
Exercised                                                             (1,250)                        $5.25 to $6.40
                                                                      -------

Outstanding at December 31, 1994                                       7,750                         $5.25 to $6.40


1995
Exercised                                                             (3,700)                        $5.25 to $6.40
                                                                      -------

Outstanding at December 31, 1995                                       4,050                         $5.25 to $6.40
                                                                     =======


In April 1991, the shareholders approved another stock option plan that had been previously approved by the Board of Directors in November, 1990. The plan, known as the 1990 Plan, gives BankGroup the authorization to issue an additional 250,000 stock options.

                                                        Number of Shares        Price Range
                                                        ----------------       -------------
1993
Granted                                                       1,750               $6.50
                                                            -------
Outstanding at December 31, 1993                              1,750               $6.50

1994
Granted                                                      72,000               $10.25 to $10.50
Exercised                                                    (3,000)              $10.50
Expired                                                      (1,750)              $ 6.50
                                                            -------
Outstanding at December 31, 1994                             69,000               $10.25 to $10.50


1995
Exercised                                                    (4,644)              $10.50
Expired                                                      (6,680)              $10.50
                                                            -------

Outstanding at December 31, 1995                             57,676               $10.25 to $10.50
                                                            =======


In June 1994, a stock award of 8,000 shares was also granted under this plan.


NOTE 13 - PREFERRED SHARE PURCHASE RIGHTS

On January 18,1990, the Board of Directors declared a dividend distribution of one Right for each outstanding share of common stock, payable January 29, 1990 to stockholders of record on that date. Each Right entitles the registered holder to purchase from BankGroup 1/100th of a share of a newly authorized Participating Cumulative Preferred Stock at an exercise price of $24 subject to an antidilutive adjustment. Each unit of Preferred Stock structured to be the economic equivalent of one share of Common stock. The Rights will not be exercisable or transferable apart from the common stock until the 10th day after either a public announcement that a person or group has acquired beneficial ownership of 15% or more of the common stock or the announcement or commencement of a tender offer for 15% or more of BankGroup common stock.

The Rights are not exercisable until the distribution date and will expire on January 18, 2000, unless earlier redeemed by BankGroup. The agreement provides that if (a) an acquiring person purchases 30% or more of the outstanding common stock or (b) at any time following the distribution date, BankGroup is the surviving corporation in a merger with an acquiring person and its common stock is not changed or exchanged or (c) an acquiring person effects a statutory share exchange with BankGroup after which BankGroup is not a subsidiary of any acquiring person, each holder of a Right will have the right to receive, upon payment of the purchase price, preferred stock or common stock having a value equal to twice the purchase price.

If BankGroup is acquired or 50% or more of the consolidated assets or earning power is sold, each holder of a Right will have the right to receive, upon exercise at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which has a market value of two times the exercise price of the Right.

After the acquisition by a person or group of beneficial ownership of 15% or more of the outstanding common stock, BankGroup may redeem the Rights in whole, but not in part, at a price of $.01 per Right. The decision to redeem shall require the concurrence of a majority of the continuing directors. Until a Right is exercised, the holder will have no rights as a shareholder of BankGroup. These statements are qualified in their entirety by reference to the Rights Agreement, a copy of which was filed with the Securities and Exchange Commission.

NOTE 14 - LEASE OBLIGATIONS

Each affiliate Bank leases certain buildings and equipment under operating lease arrangements expiring over periods of up to fifteen years. Rent expense totaled $561,000, $486,000 and $481,000 for the years ended December 31, 1995, 1994 and
1993, respectively. Future minimum payments, by years and in the aggregate, under noncancellable operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 1995:

                                Leases (In 000's)
                                -----------------
1996                               $   762
1997                                   704
1998                                   659
1999                                   569
2000                                   432
Thereafter                             278
                                   -------
   Total Minimum Lease Payments    $ 3,404
                                   =======

NOTE 15 - RESTRICTIONS ON FUNDS FLOW

BankGroup's principal source of funds for dividend payments is dividends received from its subsidiary banks. For the years ended December 31, 1995, 1994 and 1993, dividends received from subsidiary banks were $4.0 million, $3.1 million and $2.8 million, respectively.

Under the applicable laws of Virginia, $36.8 million of undivided profits at December 31, 1995 were free of dividend restrictions. However, Virginia regulatory authorities may limit the payment of dividends by any state bank when it is determined such limitation is in the public interest and is necessary to ensure the financial soundness of the bank. Substantially all the retained earnings of BankGroup (Parent) are represented by undistributed earnings of the subsidiary banks.


NOTE 16 - PARENT COMPANY FINANCIALS

                            CONDENSED BALANCE SHEETS

                                                                                            December 31

                                                                                  1995                       1994
                                                                                  ----                       ----
                                                                                            (In 000's)
ASSETS:
Cash (Includes $478 and $222 in 1995 and 1994,
     respectively with affiliates)                                              $    478                  $    222
Investments in Subsidiary Banks                                                   72,481                    58,254
Other Assets (Includes $45 and $133 in 1995 and
     1994, respectively, invested with affiliates)                                 3,885                     2,457
                                                                                --------                  --------
TOTAL ASSETS                                                                    $ 76,844                  $ 60,933
                                                                                ========                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
7%  Convertible Subordinated Debentures                                         $    ---                  $  8,918
Other Liabilities                                                                  1,127                       524
Common Shareholders' Equity                                                       75,717                    51,491
                                                                                --------                  --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 76,844                  $ 60,933
                                                                                ========                  ========



                         CONDENSED STATEMENTS OF INCOME

                                                                                    Years Ended December 31
                                                                       1995                    1994                      1993
                                                                       ----                    ----                      ----
                                                                                            (In 000's)
REVENUE:
Dividends From Subsidiary Banks                                    $ 4,025                   $ 3,102                  $ 2,827
Equity in Undistributed Income of Subsidiary Banks                   7,440                     1,928                    4,856
Management Fees From Subsidiary Banks                                8,034                       407                      ---
Interest Income                                                         78                         2                        2
Other Income                                                            42                        67                       59
                                                                   -------                   -------                  -------
                                                                    19,619                     5,506                    7,744
                                                                   -------                   -------                  -------

EXPENSES:
Interest on Long-Term Debt                                             454                       643                      655
Other                                                                8,851                     1,964                      166
                                                                   -------                   -------                  -------
                                                                     9,305                     2,607                      821
                                                                   -------                   -------                  -------
Income Before Income Tax Benefit and Cumulative
     Effect of Change in Accounting Principle                       10,314                     2,899                    6,923
Income Tax Benefit                                                     426                     1,189                       51
Cumulative Effect at January 1, 1993 of Change in
     Accounting Principle                                              ---                       ---                      (93)
                                                                   -------                    ------                  -------
NET INCOME                                                         $10,740                   $ 4,088                  $ 6,881
                                                                   =======                   =======                  =======





                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    Years Ended December 31

                                                                       1995                   1994                1993
                                                                       ----                   ----                ----
                                                                                           (In 000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                            $10,740                $ 4,088            $ 6,881
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
     Amortization of Intangibles, Net                                     210                    261                144
     Amortization of Securities Premiums and Discounts, Net               ---                     (5)               (11)
     Equity in Undistributed Income of Subsidiary Banks                (7,440)                (1,928)            (4,856)
     Net (Increase) Decrease in Other Assets                             (627)                  (200)               105
     Net Increase (Decrease) in Other Liabilities                         603                 (1,588)               112
     Gain on Purchase of Subordinated Debentures                          ---                    ---                ---
     Gain on Sale of Securities                                           (15)                   (57)               ---
        Gain on Sale of OREO                                               22                    ---                ---
                                                                      -------                -------            -------
     Net Cash Provided by Operating Activities                          3,493                    571              2,375
                                                                      -------                -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (Increase) Decrease in Interest-Bearing Deposits                     (712)                    (3)               360
Purchases of Securities Available for Sale                                ---                   (825)               (34)
Proceeds From Maturity of Securities Available for Sale                   ---                    455                ---
Proceeds From Sale of Securities Available for Sale                       820                    837                ---
Purchases of Bank Premises and Equipment                                 (826)                   ---                ---
Capital Contributed to Subsidiary Banks                                   ---                    (85)               ---
                                                                      --------               -------            -------
     Net Cash Provided by Investing Activities                           (718)                   379                326
                                                                      -------                -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Dividends                                                         (3,012)                (2,461)            (2,170)
Cash Paid in Lieu of Fractional Shares for Stock Split                    ---                    ---                (13)
Net Expenses Incurred for Debenture Conversion                            (32)                  ---                ---
Cash Used to Purchase Subordinated Debentures                             ---                    ---               (261)
Proceeds From Issuance of Common Stock                                    525                    613                697
Repurchase of Common Stock                                                ---                    ---                ---
                                                                      -------                -------            -------
Net Cash Used in Financing Activities                                  (2,519)                (1,848)            (1,747)
                                                                      -------                -------            -------
Net Increase (Decrease)  in Cash                                          256                   (898)               954
Cash at Beginning of Year                                                 222                  1,120                166
                                                                      -------                -------            -------
Cash at End of Year                                                   $   478                $   222            $ 1,120
                                                                      =======                =======            =======


Noncash investing and financing activities include $7,087,000 of unrealized gains on securities available for sale and $8,918,000 of debentures converted into 979,820 shares of common stock in 1995. Noncash investing and financing activities include $8,149,000 of unrealized losses on securities available for sale and $276,000 of debentures converted into 30,318 shares of common stock in 1994.

NOTE 17 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business to meet the financing needs of its customers, BankGroup is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit,standby letters of credit and financial guarantees written. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

BankGroup's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit, standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. BankGroup uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

As of December 31, 1995 and 1994, outstanding financial instruments whose contract amounts represent potential credit risk were as follows:

                                                       1995          1994
                                                       ----          ----
Financial Instruments Whose Contract Amounts
   Represent Credit Risk:
     Commitments to Extend Credit                    $ 90,320      $ 75,816
     Standby Letters of Credit and Financial
             Guarantees Written                         2,684         2,790

Commitments to extend credit are agreements to lend to a customer as long as there is no breach of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BankGroup evaluates each customer's creditworthinesss on a case-by-case basis. The amount of collateral obtained, if necessary, is based on management's credit and financial evaluation of the customer.

Standby letters of credit and financial guarantees written are conditional commitments issued by BankGroup to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private credit arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankGroup obtains collateral supporting those commitments for which collateral is deemed necessary. Collateral held varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and income-producing commercial properties.

NOTE 18 - CONCENTRATIONS OF CREDIT RISK

Virtually all of BankGroup's business activity is with customers located in the central and western part of southern Virginia. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries within the region including textile, furniture and pre-built housing as well as agriculture. In addition, the ultimate collectibility of the bank's loan portfolios and the recovery of the carrying amounts of repossessed property are susceptible to changes in the market conditions of this geographic region. The commercial portfolio is diversified with no significant concentrations of credit at December 31, 1995. Acquisition and development construction loans account for $24.5 million and $26.6 million of the commercial portfolio at December 31, 1995 and 1994, respectively. In addition, other commercial loans secured by real estate totaled $86.7 million and $63.1 million at December 31, 1995 and 1994, respectively. The real estate loan portfolio consists almost entirely of 1-4 family residential property. BankGroup was the creditor for approximately $88.3 million and $74.4 million at December 31, 1995 and 1994, respectively, of consumer loans for automobiles and mobile homes generated directly or purchased from established dealers (indirect). These loans are generally collateralized by the related property and are either endorsed or subject to mandatory dealer repurchase agreements.

The individual banks have operating policies relating to the credit process and collateral in loan originations. Loans to purchase real and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property's total stated or appraised value. Credit approval is primarily a function of the evaluation of the creditworthiness of the individual borrower based on pertinent financial information and the underlying transaction to be financed.

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires BankGroup to disclose estimated fair values of its financial instruments.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

(a)      CASH AND DUE FROM BANKS
         The carrying amount is a reasonable estimate of fair value.

(b)      INTEREST-BEARING DEPOSITS IN DOMESTIC BANKS
         The carrying amount is a reasonable estimate of fair value.

(c)      FEDERAL FUNDS SOLD
         The carrying amount is a reasonable estimate of fair value.

(d)      MORTGAGE LOANS HELD FOR SALE
         The fair value of mortgage loans held for sale is based on current investor pricing at the close of business on the last business day of the financial reporting period.

(e)      SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY
         The fair value of investments, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

(f)      LOANS
         Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, real estate - commercial, real estate - construction, real estate - mortgage, credit card and other consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

         The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan as well as estimates for operating expenses and prepayments. The estimate of maturity is based on BankGroup's historical experience with repayment for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.

         Fair value for significant nonperforming loans is based on estimated cash flows which are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

(g)      DEPOSITS
         The fair value of demand, interest checking, savings and money market deposits is the amount payable on demand at December 31, 1995 and December 31, 1995 and December 31, 1994. The fair value of fixed maturity time deposits and certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities and repayment characteristics.

(h)      SHORT-TERM DEBT
         The carrying amount is a reasonable estimate of fair value.

(i)      LONG-TERM DEBT
         The fair value of long-term debt is estimated using the rates currently offered for borrowings of similar remaining maturities and repayment characteristics.

(j)      7% CONVERTIBLE SUBORDINATED DEBENTURES
         Rates currently available to BankGroup for debt with similar terms and remaining maturities were used to estimate fair value of existing debt.

(k) COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT AND FINANCIAL GUARANTEES WRITTEN
         The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at December 31, 1995 and December 31, 1994, and as such the related fair values have not been estimated.




The estimated fair values of BankGroup's financial instruments at December 31, 1995 and 1994 are as follows:

                                                                                          1995
                                                                  Carrying Amount                      Fair Value
                                                                  ---------------                      ----------
                                                                                       (In 000's)
FINANCIAL ASSETS
Cash and Due From Banks                                               $ 25,680                          $ 25,680
Interest-Bearing Deposits in Domestic Banks                                875                               875
Mortgage Loans Held for Sale                                             1,780                             1,788
Securities Available for Sale                                          184,169                           184,169
Securities Held to Maturity                                             97,992                           102,484
Loans, Net                                                             557,708                           568,583
                                                                      --------                          --------
     TOTAL FINANCIAL ASSETS                                           $868,204                          $883,579
                                                                      ========                          ========

FINANCIAL LIABILITIES
Deposits:
   Demand Deposits (Noninterest-Bearing)                              $ 95,664                          $ 95,664
   Interest Checking Accounts                                           76,802                            76,802
   Savings Deposits                                                    115,202                           115,202
   Money Market Investment Accounts                                     55,015                            55,015
   Time Deposits:
   Certificates of Deposit $100,000 and Over                            68,434                            69,221
   Other                                                               289,396                           293,159
                                                                      --------                          --------
   TOTAL DEPOSITS                                                      700,513                           705,063
Short-Term Debt                                                        111,736                           111,736
Long-Term Debt                                                             929                             1,050
7% Convertible Subordinated Debentures                                     ---                               ---
                                                                      --------                          --------
   TOTAL FINANCIAL LIABILITIES                                        $813,178                          $817,849
                                                                      ========                          ========

                                                                                       1994

                                                                   Carrying Amount                      Fair Value
                                                                   ---------------                      -----------
                                                                                    ( In 000's)
FINANCIAL ASSETS
Cash and Due From Banks                                               $ 24,680                          $ 24,680
Interest-Bearing Deposits in Domestic Banks                                 50                                50
Mortgage Loans Held for Sale                                               521                               521
Securities Available for Sale                                          119,029                           119,029
Securities Held to Maturity                                            121,779                           121,041
Loans, Net                                                             491,560                           492,933
                                                                      --------                          --------
     TOTAL FINANCIAL ASSETS                                           $757,619                          $758,254
                                                                      ========                          ========

FINANCIAL LIABILITIES
Deposits:
   Demand Deposits (Noninterest-Bearing)                              $ 91,570                          $ 91,570
   Interest Checking Accounts                                           78,567                            78,567
   Savings Deposits                                                    152,990                           152,990
   Money Market Investment Accounts                                     70,087                            70,087
   Time Deposits:
   Certificates of Deposit $100,000 and Over                            49,743                            49,897
   Other                                                               261,613                           261,652
                                                                      --------                          --------
   TOTAL DEPOSITS                                                      704,570                           704,763
Short-Term Debt                                                         23,213                            23,213
7% Convertible Subordinated Debentures                                   8,918                            10,271
                                                                      --------                          --------
     TOTAL FINANCIAL LIABILITIES                                      $736,701                          $738,247
                                                                      ========                          ========


Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time BankGroup's entire holdings of a particular financial instrument. Because no market exists for a significant portion of BankGroup's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.



Fair value estimates are based on existing on-and-off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets that are not considered financial assets include deferred tax assets and bank premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

NOTE 20 - STOCK DIVIDEND

On February 20, 1996, MainStreet BankGroup declared a two-for-one stock split, in the form of a 100% stock dividend, payable March 15, 1996 to stockholders of record March 4, 1996. Shareholders will receive one additional share of common stock for each share held on the record date. The par value of the 4,267,536 shares issued of approximately $21,388,000 was transferred from retained earnings to the common stock account. This stock dividend has been retroactively applied to restate all share and per share data for each of the three years ended December 31, 1995.

BankGroup also resolved to amend the Articles of Incorporation to increase the authorized shares of common stock from 10,000,000 to 20,000,000.


NOTE 21 - CONTINGENCIES AND OTHER MATTERS

At December 31, 1994, BankGroup had accrued loss contingencies remaining of $1.3 million. This reserve was a result of expenses accrued in 1993 of $2.7 million. This contingency was accrued due to a Trust Department defalcation involving misappropriation of customer funds by a former Trust Department employee at Piedmont Trust Bank (PTB). PTB has settled with its insurance carriers on a disputed claim for $5.5 million arising out of the defalcation. On February 28, 1995, the lawsuit was settled on a basis that included no additional loss to PTB over and above the previously established reserves. Final settlement payments on the agreement were received in accordance with the agreement in April, 1995, and with appropriate entries both the insurance receivable account and the accrued loss contingencies were settled.

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



QUARTERLY FINANCIAL RESULTS (UNAUDITED)
(In Thousands, Except Per Share Data)                    Fourth              Third             Second            First
1995                                                    Quarter             Quarter            Quarter         Quarter
----                                                    -------             -------            -------         -------

Interest Income                                        $18,241             $17,787            $16,725           $15,922
Interest Expense                                         8,336               8,448              7,648             6,943
                                                       -------             -------            -------           -------
     Net Interest Income                                 9,905               9,339              9,077             8,979
Provision for Loan Losses                                  334                 328                329               328
                                                       -------             -------            -------           -------
     Net Interest Income After Provision                 9,571               9,011              8,748             8,651
Noninterest Income                                       2,172               2,003              2,093             1,707
Noninterest Expense                                      6,779               7,347              7,376             7,315
                                                       -------             -------            -------           -------
     Income Before Income Taxes                          4,964               3,667              3,465             3,043
Income Tax Expense                                       1,516               1,004              1,011               868
                                                       -------             -------            -------           -------
     Net Income                                        $ 3,448             $ 2,663            $ 2,454           $ 2,175
                                                       =======             =======            =======           =======

Per Share:
     Net Income:
         Primary                                       $   .41             $   .35            $   .32           $   .29
                                                       =======             =======            =======           =======
         Fully Diluted                                 $   .40             $   .32            $   .30           $   .27
                                                       =======             =======            =======           =======
     Cash Dividends Declared                           $   .10             $   .10            $   .10           $   .09
                                                       =======             =======            =======           =======



QUARTERLY FINANCIAL RESULTS (UNAUDITED)
(In Thousands, Except Per Share Data)                    Fourth              Third             Second               First
1994                                                    Quarter             Quarter            Quarter            Quarter
----                                                    -------             -------            -------            -------
Interest Income                                        $15,586             $15,074            $14,724           $14,132
Interest Expense                                         6,622               6,008              6,508             6,079
                                                       -------             -------            -------           -------
     Net Interest Income                                 8,964               9,066              8,216             8,053
Provision for Loan Losses                                1,742                 400                358               327
                                                       -------             -------            -------           -------
     Net Interest Income After Provision                 7,222               8,666              7,858             7,726
Noninterest Income                                      (4,283)              1,919              1,912             1,627
Noninterest Expense                                      7,551               7,535              6,894             6,733
                                                       -------             -------            -------           -------
     Income (Loss) Before Income Taxes                  (4,612)              3,050              2,876             2,620
Income Tax Expense (Benefit)                            (1,889)                853                161               721
                                                       --------            -------            -------           -------
     Net Income (Loss)                                 $(2,723)            $ 2,197            $ 2,715           $ 1,899
                                                       =======             =======            =======           =======

Per Share:
     Net Income (Loss):
         Primary                                       $  (.37)            $   .30            $   .36           $   .25
                                                       =======             =======            =======           =======
         Fully Diluted                                 $  (.31)            $   .27            $   .33           $   .24
                                                       =======             =======            =======           =======
     Cash Dividends Declared                           $   .09             $   .08            $   .08           $   .08
                                                       =======             =======            =======           =======


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         The information required by Item 9 of Form 10-K regarding the change in accountants is herein incorporated by reference to the Form 8-K filed electronically on November 29, 1995.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

           With respect to the directors of the Company, the information required by Item 10 of Form 10-K appears on page 3 of the Company's 1996 Proxy Statement and is incorporated herein by reference. With respect to the executive officers of the Company, the information required by Item 10 of Form 10-K appears in Part I of this report on pages 13 and 14.

Item 11.   Executive Compensation

           The information required by Item 11 of Form 10-K appears on page 9 of the Company's 1996 Proxy Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

           The information required by Item 12 of Form 10-K appears on pages 4 and 5 of the Company's 1996 Proxy Statement and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

           The information required by Item 13 of Form 10-K appears on page 11 of the Company's 1996 Proxy Statement and is incorporated herein by reference.


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.   FINANCIAL STATEMENTS

          The  information  required by Item 10 of Form 10-K appears in Part II,
Item 8, of this report on Pages 26 through 49.



(a). 2.   FINANCIAL STATEMENT SCHEDULES

          All schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)  3.   Exhibits Required to be filed by Item 601 of Regulation S-K

          See index to exhibits.

(b)       Reports on Form 8-K

          Form 8-K filed November 29, 1995, regarding the change in the Registrant's Certifying Accountants.

          Form  8-K  filed  January  3,  1996,   regarding  the  change  in  the
Registrant's name.

(c)       EXHIBITS

          See item 14(a) 3 above.

(d)       FINANCIAL STATEMENT SCHEDULES

          See item 14(a) 2 above.



                                        INDEX TO EXHIBITS

No.                                        Description

3(i) Articles of Incorporation of the Registrant are herein incorporated by reference to the Form 8-A filed electronically on March 18, 1996.

3(ii) Bylaws of the Registrant are herein incorporated by reference to the Form 8-A filed electronically on March 18, 1996.

4(a) Preferred Share Rights Plan (Incorporated by reference to Registrant's Form 8-K dated January 18, 1990)

10(b) Employees Incentive Stock Option Plan (incorporated by reference from Exhibit C of the 1985 Proxy Statement of the Company.) Amendment to Employee Incentive Stock Option Plan. (Incorporated by reference to Registrant's 1988 Form 10-K.)

10(c)   Management Contracts for Michael R. Brenan, Rebecca J. Jenkins, James
        E. Adams and S. Richard Bagby incorporated by reference to the Registrant's 1994 Form 10-K.

16 Letter regarding change in certifying accountant incorporated by reference to Form 8-K filed on November 29, 1995.

21 Statement of Subsidiaries of the Registrant is included as an Exhibit to this report.

27      Financial Data Schedule

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        MAINSTREET BANKGROUP INCORPORATED


By:  /s/ MICHAEL R. BRENAN                                /s/ JAMES E. ADAMS
         Michael R. Brenan, President, Chairman               James E. Adams, Group Executive, Senior Vice
          of the Board and Chief Executive Officer              President, Chief Financial Officer and Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                   NAME                                 TITLE                                  DATE

/s/ W. CHRISTOPHER BEELER, JR.                                                                 3/7/96
W. Christopher Beeler, Jr.                       Director                                       Date

/s/ THOMAS B. BISHOP                                                                           3/1/96
Thomas B. Bishop                                 Director                                       Date

/s/ MICHAEL R. BRENAN                                                                          2/20/96
Michael R. Brenan                                President, Chairman of the Board               Date
                                                 and Chief Executive Officer

/s/ WILLIAM S. CLARK                                                                           2/28/96
William S. Clark                                 Director                                       Date

/s/ WILLIAM L. COOPER, III                                                                     2/20/96
William L. Cooper, III                           Director                                       Date

/s/ BILLY P. CRAFT                                                                             2/20/96
Billy P. Craft                                   Director                                       Date

/s/ LARRY E. HUTCHENS                                                                          2/20/96
Larry E. Hutchens                                Director                                       Date

/s/ WILLIAM O. MCCABE, JR.                                                                     2/20/96
William O. McCabe, Jr., MD                       Director                                       Date

/s/ ALBERT L. PRILLAMAN                                                                        2/20/96
Albert L. Prillaman                              Director                                       Date

/s/ RICHARD M. SIMMONS, JR.                                                                    2/20/96
Richard M. Simmons, Jr.                          Director                                       Date

/s/ THOMAS B. STANLEY, JR.                                                                     2/26/96
Thomas B. Stanley, Jr.                           Director                                       Date
