Form 10-Q
period 1996-03-31
MAINSTREET BANKGROUP INC
filed 1996-05-14
CIK 216870

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-8622        For the Period Ended March 31, 1996

                MAINSTREET BANKGROUP INCORPORATED
     (Exact Name of Registrant as Specified in its Charter)

        Virginia                                         54-1046817
- --------------------------------------      -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

P. O. Box 4831              Martinsville, Virginia                       24115
- ------------------------------------------------------------------------------
      (Address of Principal Executive Office)                       (Zip Code)

                              (540) 666-6724
                           -------------------
           (Registrant's Telephone Number, Including Area Code)

                                    N/A
- --------------------------------------------------------------------------------
               Former Name, Former Address, and Formal Fiscal Year,
                         if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X                          No
                       --                              --
Indicate the number of shares outstanding at each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                 OUTSTANDING AT MARCH 31, 1996
- ----------------------------                      -----------------------------
COMMON STOCK $5.00 PAR VALUE                                 8,574,044
- ----------------------------                      ------------------------------



                      MAINSTREET BANKGROUP INCORPORATED

                               FORM 10-Q


                                 INDEX





                 PART I.  FINANCIAL INFORMATION PAGE NO.


Item 1.   Financial Statements

          Consolidated Balance Sheets -- March 31, 1996 and
          December 31, 1995

          Consolidated Statements of Income  -- Three Months
          Ended March 31, 1996 and 1995

          Consolidated Statements of Cash Flow -- Three Months
          Ended March 31, 1996 and 1995

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                    PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Reports on Form 8-K




                    MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                     UNAUDITED

                                    (IN 000's)

                                                MARCH 31      DECEMBER 31
ASSETS                                             1996          1995
                                                  -----        -------
Cash and Due From Banks                         $ 26,592      $ 25,680
Interest-Earning Deposits in Domestic Banks        1,318           875
Federal Funds Sold                                13,050           ---
Mortgage Loans Held for Sale                       1,037         1,780
Securities Available for Sale (Approximate
Cost of $171,714 in March, 1996, and $183,904
in December, 1995)                               170,587       184,169
Securities Held to Maturity (Approximate
Market Values of $97,818 in March, 1996 and
$102,484 in December, 1995)
   Taxable                                        59,868        61,184
   Nontaxable                                     35,482        36,808
                                                 --------      --------
                                                  95,350        97,992

Loans, Net of Unearned Income                    583,121       565,784
 Less:  Allowance for Loan Losses               (  8,449)     (  8,076)
                                                --------      --------
   Loans, Net                                    574,672       557,708

Bank Premises and Equipment, Net                  10,668        10,767
Other Real Estate Owned                            1,091         1,583
Other Assets                                      15,462        15,247
                                                --------      --------
   TOTAL ASSETS                                 $909,827      $895,801
                                                ========      ========


LIABILITIES
Deposits:
 Demand Deposits (Noninterest-Bearing)          $ 94,763      $ 95,664
 Interest Checking Accounts                       79,505        76,802
 Savings Deposits                                112,851       115,202
 Money Market Investment Accounts                 54,182        55,015
 Time Deposits
   Certificates of Deposit $100,000 and Over      70,389        68,434
   Other                                         300,013       289,396
                                                --------      --------
   TOTAL DEPOSITS                                711,703       700,513

Short -Term Debt                                  40,290       111,736
Long-Term Debt                                    70,928           929
Accrued Interest Payable                           3,026         2,674
Other Liabilities                                  6,401         4,232
                                                --------      --------
   TOTAL LIABILITIES                             832,348       820,084
                                                --------      --------

SHAREHOLDERS' EQUITY
Preferred Stock, (Par Value $5 Per Share,
Authorized 1,000,000  Shares; None
Outstanding)                                        ---           ---
Common Stock, (Par Value $5 Per Share,
Authorized 20,000,000 Shares; Issued and
Outstanding 8,574,044 Shares in March,
 1996 and 8,535,072 in December, 1995)            42,870        42,675
Capital in Excess of Par                          12,174        11,740
Retained Earnings                                 24,446        22,364
Unearned Compensation                           (    446)          ---
Unrealized Gains (Losses) on Securities Net     (  1,565)     (  1,062)
                                                --------      --------
   TOTAL SHAREHOLDERS' EQUITY                     77,479        75,717
                                                --------      --------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $909,827      $895,801
                                                ========      ========

                       MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                          UNAUDITED     (IN 000's EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED
                                                    --------------------------

                                                         MARCH 31   MARCH 31
INTEREST INCOME                                            1996       1995
                                                         ------     --------
Interest and Fees on Loans:
  Taxable                                                $13,706     $11,804
  Nontaxable                                                  30          46
Interest on Mortgage Loans Held for Sale                      58          19
Interest and Dividends on Securities
 Available for Sale                                        2,698       2,004
Interest and Dividends on Securities Held
 to Maturity
  Taxable                                                  1,164       1,479
  Nontaxable                                                 503         556
Other Interest Income                                         91          14
                                                         -------     -------
  Total Interest Income                                   18,250      15,922

INTEREST EXPENSE
Deposits                                                   6,836       6,510
Short-Term Borrowings                                        998         277
Long-Term Debt                                               436         ---
7% Convertible Subordinated Debenture                        ---         156
                                                         -------     -------
  Total Interest Expense                                   8,270       6,943
                                                          -------     -------

Net Interest Income                                        9,980       8,979
Provisions for Loan Losses                                   822         328
                                                          -------     -------
  Net Interest Income After Provision
     for Loan Losses                                       9,158       8,651

NONINTEREST INCOME
Service Charges, Fees and Other                            1,835       1,205
Trust Department Income                                      725         495
Securities Gains (Losses), Net                               218           7
                                                          -------     -------
                                                           2,778       1,707
NONINTEREST EXPENSE
Salaries                                                   2,911       2,942
Employee Benefits                                          1,181       1,093
Net Occupancy Expense                                        339         340
Equipment                                                    859         745
FDIC Assessment                                                1         429
Stationery and Supplies                                      206         197
Advertising                                                  139         115
Other                                                      1,799       1,454
                                                         -------     -------
                                                           7,435       7,315
                                                         -------     -------
Income Before Income Taxes                                 4,501       3,043
Income Tax Expense                                         1,337         868
                                                         -------     -------
NET INCOME                                               $ 3,164     $ 2,175
                                                         =======     =======

Per Share
Primary:
  NET INCOME                                             $   .37     $   .29
                                                         =======     =======
Dividends Per Share                                      $  .115     $   .09
                                                         =======     =======
Average Shares Outstanding                                 8,590       7,564
                                                         =======     =======

Fully Diluted:
  NET INCOME                                             $   .37     $   .27
                                                         =======     =======
Average Shares Outstanding                                 8,590       8,542
                                                         =======     =======

                  MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (IN 000's)


                                                         MARCH 31       MARCH 31
CASH FLOWS FROM OPERATING ACTIVITIES:                      1996           1995
                                                           -----         ------


Net Income                                               $ 3,164         $ 2,175
Adjustments to Reconcile Net Income to Net Cash
Provided (Used) by Operating Activities:
  Provision for Loan Losses                                  822             328
  Depreciation and Amortization                              536             441
  Amortization of Securities Premiums and
  Discounts, Net                                             (36)             79
  Provision for Deferred Income Taxes                        182             ---
  (Gain) Loss on Sale of Securities, Net                    (218)             (7)
  Amortization of Intangibles                                 57              67
  Mortgage Loan Originations Held for Sale                (4,249)           (761)
  Mortgage Loans Sold                                      4,992             904
  Changes in Other Assets and Other Liabilities:
   Other Assets                                             (202)          2,668
   Accrued Interest                                          352             320
   Other Liabilities                                       2,169           1,468
                                                   -------------         -------

Net Cash Provided by Operating Activities:                 7,569           7,682
                                                   -------------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net Increase in Federal Funds Sold                      (13,050)             ---
Increase in Interest-Earning Deposits                      (443)            (801)
Purchases of Securities Available for Sale              (47,963)          (6,248)
Purchases of Securities Held to Maturity                (10,517)             ---
Proceeds from Sale of Securities Available for Sale      54,393              964
Proceeds from Sale of Securities Held to Maturity           ---              ---
Proceeds from Calls and Maturities of Securities
Available for Sale                                        5,945            1,458
Proceeds from Calls and Maturities of Securities
Held to Maturity                                         13,865            2,640
Net Increase in Loans                                   (17,786)          (9,628)
Purchases of Bank Premises and Equipment                   (437)            (255)
Net Decrease in Other Real Estate                           492              338
                                                   ------------          -------

Net Cash Used in Investing Activities                   (15,501)         (11,532)
                                                        -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Increase in Deposits                                 11,190            4,950
Net Decrease in Short-Term Debt                         (71,446)          (1,191)
Net Increase in Long-Term Debt                           69,999              ---
Cash Dividend                                              (987)            (639)
Proceeds from Issuance of Common Stock                       88              121
                                                   ------------          -------

Net Cash Provided by Financing Activities                 8,844            3,241
                                                   ------------          -------

Net Increase in Cash and Due From Banks                     912             (609)
Cash and Due From Banks at Beginning of Year             25,680           24,680
                                                        -------          -------

Cash and Due From Banks at End of Year                   26,592           24,071
                                                   ============          =======

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements of MainStreet BankGroup Incorporated and its subsidiaries conform to generally accepted accounting principles and to general banking industry practices. The interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments of a normal and recurring nature which are necessary for a fair presentation of the consolidated financial statements herein have been included. The financial statements herein should be read in conjunction with the notes to financial statements included in the corporation's 1995 Form
10-K to the SEC.

2.   Cash Equivalents

     For purposes of the Statements of Cash Flow, BankGroup considers all Cash and Due From Bank Accounts to be cash equivalents.

3.   Securities Available for Sale

     The following sets forth the composition of securities available for sale, which are carried at approximate market value at March 31, 1996:

                                              Gross       Gross       Approx.
                                 Carrying   Unrealized  Unrealized    Market
                                  Value        Gains       Losses      Value
                                 -------      -------    --------     ------


U. S. Treasury Securities       $  1,993   $   ---     $    (1)       $1,992
Obligations of U.S.
 Government Agencies              30,808        59        (585)       30,282
Mortgage-Backed Securities        41,846       258        (351)       41,753
Collateralized Mortgage
 Obligations and REMICs           76,761       101      (1,677)       75,185
Corporate Bonds                   11,014       419         (83)       11,350
Other Securities                   8,916       737         ---         9,653
Obligations of States and
 Political Subdivisions              376       ---          (4)          372
                                --------    -------     --------     --------
 Total Securities
  Available for Sale            $171,714   $ 1,574    $ (2,701)     $170,587
                                ========    =======     ========     ========

     At March 31, 1996 net unrealized losses of $.8 million, net of tax, are reflected in shareholders' equity.

     Proceeds from sales and calls of securities available for sale during the first quarter were $58.7 million. Gross gains and losses of $320,000 and $130,000, respectively, were realized on these transactions.

4.   Securities Held to Maturity

     The carrying and approximate market values and gross unrealized gains and losses of securities held to maturity are as follows at March 31, 1996:

                                                   Gross       Gross     Approx.
                                    Carrying     Unrealized  Unrealized  Market
                                      Value       Gains        Losses     Value
                                     -------     -------      --------   ------

U. S. Treasury Securities          $  4,942      $    81    $    ---   $  5,023
Obligations of U.S.
 Government Agencies                 20,592        1,292         ---     21,884
Mortgage-Backed Securities           31,363          225         ---     31,588
Obligations of State and
 Political Subdivisions              38,453        1,047        (177)    39,323
                                   --------      -------     --------   --------
 Total Securities Held to Maturit  $ 95,350      $ 2,645    $   (177)  $ 97,818
                                   ========      =======     ========   ========

At December 31, 1994, BankGroup transferred securities available for sale with an approximate market value of $72.5 million and a carrying value of $76.5 million to securities held to maturity. The unrealized loss of approximately $4,038,000 included as a separate component of shareholders' equity, is being amortized over the remaining life of the securities. This separate component of shareholders' equity at March 31, 1996 net of the related tax effect, was $.8 million.

Proceeds from calls of securities held to maturity year to date were $12.1 million. Gross gains and losses of $41,000 and $13,000, respectively, were realized on these on these transactions.

5.   Loan Portfolio

Major classifications of loans at March 31, 1996 and December 31,
1995 are summarized below:



                                            (In 000's)

                                    March 1996  December 1995

Commercial                          $275,578       $264,924
Real Estate                          139,406        135,830
Consumer                             179,581        176,110
                                    --------       --------
 Total Loans                         594,565        576,864
 Less:  Unearned Income and
 Deferred Fees                       (11,444)       (11,080)
                                    --------       --------
  Loans, Net of Unearned Income and
   Deferred Fees                     583,121        565,784
 Less:  Allowance for Loan Losses     (8,449)        (8,076)
                                    --------       --------
  Loans, Net                        $574,672       $557,708
                                    ========       ========

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


                                          March 31   March 31
                                            1995        1996
                                            ----        ----
                                              (In 000's)

Balance at December 31, 1995 and
December 31, 1994                         $  8,076  $  8,191

Charge-offs:
  Commercial, Financial and Agricultural       293       386
  Real Estate - Mortgage                        11        24
  Installment                                  311       155
                                          --------  --------
                                          $    615  $    565

Recoveries:

  Commercial, Financial and Agricultural        57        21
  Real Estate - Mortgage                       ---         2
  Installment                                  109        57
                                          --------  --------
                                               166        80

Net Charge-offs                                499       485
Provision for Loan Losses                      822       328
                                          --------  --------

Balance at March 31, 1996 and
March 31, 1995                            $  8,449  $  8,034
                                          ========  ========

Nonaccrual loans and loans 90-days past due or more as to interest or principal payments are considered by BankGroup to be nonperforming loans. Nonperforming loans were .78% of loans, net of unearned income at March 31,1996.

The following table present aggregate loan amounts for nonaccrual and 90-day due loans as of March 31, 1996 and 1995:


                                                      1996      1995
                                                      ----      ----
                                                        (In 000's)

Non accrual Loans                                   $  2,988  $  3,695
Loans Past Due 90 Days or More                         1,532     1,089
                                                    --------  --------

  Total Nonperforming Loans                            4,520     4,784
                                                    --------  --------

Other Real Estate Owned                                1,091     2,114
Other Repossessed Assets                                 181       113
                                                    --------  --------

  Total Foreclosed/Repossessed Assets                  1,272     2,227

  Total Nonperforming Loans and Foreclosed/
  Repossessed Assets                                $  5,792    $7,011
                                                    ========  ========






The effect of nonaccrual loans on interest income for the three months ended March 31, 1996 and 1995 were as follows:

                                                    1996           1995
                                                    ----           ----
                                                          (In 000's)
Gross Amount of Interest That Would Have
Been Recorded at Original Rate                  $     76       $     79
Interest That Was Reflected in Income                ---              1
                                                --------       --------

Net Impact on Interest Income                   $     76             78
                                                ========       ========

At March 31, 1996, the recorded investment in loans which have been identified by BankGroup as impaired loans in accordance with State of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of A Loan", totaled $3.1 million. The total allowance for loan losses related to such loans was $.4 million.

6. Contingencies and Other Matters

BankGroup and its subsidiaries, in the normal course of business, are involved in various legal actions and proceedings. It is the opinion of management that any liabilities, except as disclosed above, arising from these matters and not covered by insurance, would not have a material effect on BankGroup's financial position.

7. Accounting for Stock Based Compensation

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation. As Permitted by SFAS 123, the Company has chosen to apply APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock plans. Compensation cost for the Company's stock-based compensation plans based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123 was determined to be immaterial on an income or per share disclosure basis.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
          ----------------------------------------------------------------

OVERVIEW
- --------

MainStreet BankGroup Incorporated reported first quarter 1996 earnings of $3.2 million which was an increase of 45.5% over first quarter earnings in 1995 of $3.2 million. The first quarter 1996 and 1995 incomes equated to $.37 and $.29 per primary share, respectively. The 1996 first quarter income produced a return on assets and a return on equity of 1.42% and 16.18%, respectively. The return on assets and return on equity for 1995 was 1.28% and 17.24%, respectively.

NET INTEREST INCOME
- -------------------

Net interest income for the first quarter of 1996 was $10.0 million, an increase of 11.15% over 1995. The increase in net interest income was principally due to rising loan demand. Average loans, net of unearned income, increased $ 70.9 million, or 14.14%, over the same period a year ago.
Average investment volume also increased $28.9, or 11.96% over 1995. The net interest margin was 4.82% for 1996 compared to 5.05% in 1995. This decline in the margin was due to rates on interest-earning assets dropping faster than on interest-bearing deposits coupled with the shift in deposit accounts from savings and money market accounts into time deposits.

PROVISION FOR LOAN LOSSES
- -------------------------

The additional provision for loan losses in the first quarter of 1996 was $.8 million compared to $.3 million for the same period in 1995. This increase was mainly due to increased loan volumes over the past year.



NONINTEREST INCOME
- ------------------

Total noninterest income, excluding securities gains, for the first quarter of 1996 increased $.9 million, or 50.59%, over the first quarter of 1995. Trust income was $.7 million in 1996, an increase of 46.47% over the $.5 million in 1995. Service charges, fees, and other income was $1.8 million in 1996 compared to $1.2 million in 1995, an increase of 52.28%. This was mainly due to a gain on sale of other real estate in the first quarter of 1996 of $394 thousand compared to a loss in 1995 of $12 thousand.

SECURITIES GAINS
- ----------------
Securities gains were $218 thousand in the first quarter of 1996 compared to $7 thousand in the first quarter of 1995.

NONINTEREST EXPENSE
- -------------------

Total noninterest expenses in the first quarter of 1996 were $7.4million, stable with the first quarter of 1995 levels of $7.3 million. The significant deviation was the decrease in FDIC expense from $429 thousand to the minimum statutory requirement of $1 thousand. Offsetting this decline was an increase in other noninterest expenses of $.3 million mainly due to new marketing initiatives and professional fees associated with the new defined benefit plan, insurance plans, and the planning for the nonbank subsidiary of MainStreet Trust Corporation.

FINANCIAL CONDITION
- -------------------

Total assets at March 31, 1996 were $909.8 million, up $105.3 million, or 13.09%, from March 31, 1995. Period end assets increased $14.0 million, or 1.57% from December 31, 1995.

After the first quarter of 1995, the Company invested in collateralized mortgage obligations (CMO's) funded by repurchase agreements. Also, Federal Home Loan Bank (FHLB) borrowings were utilized to fund loan growth.
Securities available for sale, at period end 1996 increased $44.4 million, or 35.18% over March 31, 1995 dollars. Securities held to maturity declined to $95.4 million, or 20.01% in comparison to March 31, 1995. Also, in the fourth quarter of 1995, $15.8 million in securities were transferred from held to maturity to the available for sale portfolio in a one time opportunity given by the Financial Accounting Standards Board (FASB). Loans, net of unearned income, rose $74.2 million, or 14.59% over March 31, 1995 dollars.

Federal funds sold increased $13.1 million from December 31, 1995, securities available for sale decreased $13.6 million and securities held to maturity declined $2.6 million from year end 1995. Loans, net of unearned income increased $17.3 million principally funded by an increase of $11.2 million in deposits.

Other real estate owned was $1.1 million at March 31, 1996, representing a decline of $1.0 million and $.5 million from March 31, 1995 and December 31, 1995, respectively.

In comparison to March 31, 1995 dollars, deposits increased $2.2 million, or
 .31% at March 31, 1996. The shift in deposits, however, was the trend, as rates declined, from interest checking, savings, and money market accounts into time deposits. Demand deposits at March 31, 1996 increased $6.1 million, or 6.90%, over period end assets at March 31, 1995.

At March 31, 1996, deposits were $711.7 million, an increase of $11.2 million, or 1.60%, over December 31, 1995 deposits. The primary increase was in time deposits at $10.6 million.

At March 31, 1996 other borrowings were $111.2 million which consisted of $9.6 million in overnight corporate cash management accounts; $3.3 million in TT&L notes; $27.4 million in short-term FHLB borrowings; and $70.9 million in long-term FHLB borrowings. As previously mentioned the FHLB borrowings were utilized to fund loan growth. At March 31, 1995, other borrowings consisted of $11.1 million in corporate cash management accounts; $4.0 million in federal funds purchased; $4.1 million in FHLB borrowings; and $2.9 million in TT&L notes. Other borrowings at March 31, 1996 were stable with amounts at December 31, 1995 except the make-up had shifted. At December 31, 1995 other borrowings consisted of $31.3 in federal funds purchased; $10.8 in corporate cash management accounts; $.2 million in TT&L notes; $37.1 million in repurchase agreements; $32.4 million in short-term FHLB borrowings; and $.9 million in long-term FHLB borrowings. Borrowings at March 31, 1996 had shifted to FHLB borrowings out of repurchase agreements. The long-term FHLB borrowings were all for a period of three years.


ASSET QUALITY
- -------------

Nonperforming loans at the end of March 1996 totaled $4.5 million, compared to $4.8 million for the same period in 1995, and $5.3 million at December 31, 1995. The nonperforming loans to total loans ratio improved to .78% compared to .94% a year earlier and .93% at year-end 1995. Of the March 31, 1996 nonperforming loans, $3.0 million consisted of nonaccrual loans, compared to $3.7 million at March 31, 1995 and $3.4 million at December 31, 1995. The ratio of the allowance for loan loss reserves to nonperforming loans was 186.92%, 167.93%, and 153.65% at March 31, 1996, March 31, 1995, and December
31, 1995, respectively. The net charge-off ratio for the first quarter of 1996 was .31% of average loans, net of unearned income, compared to .39% for the same period in 1995, and .27% at December 31, 1995.

SHAREHOLDERS' EQUITY
- --------------------

Total Shareholders' Equity at March 31, 1996 was $77.5 million compared to $55.5 million at March 31, 1995, and $75.7 million at December 31, 1994. At March 31, 1996, the leverage and total risk-based capital ratios were 8.62% and 14.43%, respectively. This compares to the same ratios of 7.50% and 14.60% at March 31, 1995 and 8.51% and 14.78% at December 31, 1995. Our
capital position remains strong with ratios substantially above regulatory prescribed minimums.

Financial reporting in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 requires an adjustment to Shareholders' Equity for net unrealized losses in the available for sale securities portfolio. This unrealized loss at March 31, 1996 was $1.6 million compared to a loss of $5.8 million at March 31, 1995 and a loss of $1.1 million at year end 1995.

LIQUIDITY
- ---------

While the actual loan-to-deposit ratio increased to 80.8% from 70.6% the previous year, liquidity remains adequate. Management believes the shifting of the deposit mix to time deposits should ultimately provide a greater level of stability in overall deposits. Demand deposits at March 31, 1996 increased $6.1 million over the previous year, but declined slightly by $.9 million from year end 1995. The shift from short-term debt to long-term debt has also increased our liquidity position.

CONTINGENCIES AND OTHER MATTERS
- -------------------------------

This discussion can be found on page 9, Note 6, of this report.


                   PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
- --------  -----------------

The information required by Part II, Item 1, of the Form 10-Q appears on page 9 of Part I, Item 1, Note 6, of this report and is herein incorporated by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------    ---------------------------------------------------

On April 23, 1996 one matter was submitted to a vote of security holders at the company's Annual Meeting of Stockholders held in Martinsville, Virginia. The following eleven individuals were elected as directors of the Registrant.

          Director                          For          Withheld
          --------------------------     ---------       --------

          W. Christopher Beeler, Jr.     5,964,152       476,900
          Thomas B. Bishop               5,959,242       481,810
          Michael R. Brenan              5,963,680       477,372
          William L. Cooper, III         5,964,152       476,900
          Billy P. Craft                 5,871,412       569,640
          I. Patricia Henry              5,964,152       476,900
          Larry E. Hutchens              5,956,208       484,844
          William O. McCabe, Jr., M.D.   5,959,266       481,786
          Albert L. Prillman             5,960,446       480,606
          Richard M. Simmons, Jr.        5,957,590       483,462
          Thomas B. Stanley, Jr.         5,963,756       477,296

ITEM 5.      OTHER  INFORMATION
- -------      ------------------

This other information is filed by MainStreet BankGroup Incorporated (`Registrant") to report Registrant's agreement in principle to acquire Hanover Bank, Mechanicsville, Virginia, subject to regulatory approval and approval by the shareholders of Hanover Bank. Under terms of the agreement in principle, Registrant has agreed to exchange a maximum of 1.034 and a minimum of .884 shares of its Common Stock for each share of Hanover Bank's 1,471,536 shares of Common Stock. Outstanding employee options to acquire 145,900 shares of Hanover Bank stock will be converted into options to acquire Registrant's Common Stock, with the exercise price adjusted to reflect the exchange ratio in the transaction. If Registrant's Common Stock price exceeds $20.50 per share during a measurement period prior to closing, the exchange ratio will be adjusted downward to reflect a maximum valuation of $18.125 per share of Hanover Bank Common Stock. Provisions have been made for dissenting shareholders. If no shareholder elects cash and the 1.034 share maximum is the exchange ratio, 1,521,568 shares of Registrant's Common Stock will be issued in the transaction. At March 31, 1996, Registrant had 8,574,044 shares of Common Stock outstanding.

As part of the agreement in principle, Hanover Bank granted Registrant an option to acquire up to 19.9% of Hanover Bank Common Stock, exercisable in certain events such as a third party acquisition offer.

Hanover Bank was organized under the laws of Virginia in 1987 and serves Hanover and Henrico Counties with four existing branches and a fifth under construction. At March 31, 1996, Hanover Bank reported total assets of $96.9 million.

Registrant is a multi-community bank holding company headquartered in Martinsville, Virginia. It owns six community banks (29 offices) with total first quarter assets of $910 million, and a pending affiliation with the First National Bank of Clifton Forge ($ 74.2 million in assets as March 31,
1996) as disclosed in a Current Report on Form 8-K dated April 17, 1996. Registrant currently serves the following markets: City of Martinsville and Henry County; the Towns of Hillsville and Galax, and Carroll and Grayson Countries; the Towns of Ferrum and Rocky Mount and Franklin County; the Town of Forest, City of Lynchburg and Bedford, Campbell and Amherst Counties; the Town of Stuart and Patrick County; the Towns of Saltville and Chilhowie and Smyth County, Virginia and contiguous areas.


ITEM 6(b).  REPORTS ON FORM 8-K
- ---------   -------------------

Form 8-K dated February 20, 1996, regarding the Registrant's 2-for-1 stock split in the form of a stock dividend.

Form 8-K dated April 17, 1996, regarding the Registrant's acquisition of the First National Bank of Clifton Forge, Clifton Forge, Virginia.























                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereof duly authorized.





                                             MAINSTREET BANKGROUP INCORPORATED
(Registrant)




Date:  May 13, 1996                          James E.Adams
       -------------                         --------------------------------
                                             James E. Adams
                                             Chief Financial Officer/Treasurer