Form 10-Q
period 1996-06-30
MAINSTREET BANKGROUP INC
filed 1996-08-13
CIK 216870

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 Commission File Number 0-8622             For the Period Ended June 30, 1996

                        MAINSTREET BANKGROUP INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

 Virginia                                    54-1046817
 --------                                    --------------------
 (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)

 P. O. Box 4831                  Martinsville, Virginia       24115
- --------------------------------------------------------------------------------
  (Address of Principal Executive Office)                  (Zip Code)

                                 (540) 666-6724
                                 --------------

              (Registrant's Telephone Number, Including Area Code)

                                        N/A
                                       -----
Former Name, Former Address, and Formal Fiscal Year, if Changed Since Last
Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X           No
                                   -              -
Indicate the number of shares outstanding at each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                               OUTSTANDING AT JULY 31, 1996
             -----                               ----------------------------
     COMMON STOCK $5.00 PAR VALUE                             8,587,245
     ----------------------------                             ---------



                        MAINSTREET BANKGROUP INCORPORATED

                                    FORM 10-Q

                                      INDEX





            PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets -- June 30, 1996 and
          December 31, 1995

          Consolidated Statements of Income  -- Three Months and
          Six Months Ended June 30, 1996 and 1995

          Consolidated Statements of Cash Flow -- Six Months
          Ended June 30, 1996 and 1995

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


                           PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings
















               MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                          (IN 000's EXCEPT SHARE DATA)
                                                  JUNE 30     DECEMBER 31
ASSETS                                             1996          1995
                                                   ----          ----
Cash and Due From Banks                         $ 26,319      $ 25,680
Interest-Earning Deposits in Domestic Banks          506           875
Federal Funds Sold                                 1,735           ---
Mortgage Loans Held for Sale                       1,329         1,780
Securities Available for Sale (Approximate Cost
 of $207,587 in June, 1996, and $183,904 in
 December, 1995)                                 203,404       184,169
Securities Held to Maturity (Approximate Market
 Values of $94,371 in June, 1996 and $102,484
 in December, 1995)
   Taxable                                        57,451        61,184
   Nontaxable                                     36,194        36,808
                                                --------      --------
                                                  93,645        97,992

Loans, Net of Unearned Income                    621,719       565,784
 Less:  Allowance for Loan Losses               (  8,680)     (  8,076)
                                                --------      --------
   Loans, Net                                    613,039       557,708

Bank Premises and Equipment, Net                  10,563        10,767
Other Real Estate Owned                              823         1,583
Other Assets                                      16,303        15,247
                                                --------      --------
   TOTAL ASSETS                                 $967,666      $895,801
                                                ========      ========

LIABILITIES
Deposits:
 Demand Deposits (Noninterest-Bearing)          $ 96,371      $ 95,664
 Interest Checking Accounts                       70,979        76,802
 Savings Deposits                                109,977       115,202
 Money Market Investment Accounts                 53,540        55,015
 Time Deposits
   Certificates of Deposit $100,000 and Over      75,088        68,434
   Other                                         307,402       289,396
                                                --------      --------
   TOTAL DEPOSITS                                713,357       700,513

Short -Term Debt                                  95,323       111,736
FHLB Advances, Callable 2/97                      45,000           ---
Other Long-Term FHLB Advances                     25,857           929
Accrued Interest Payable                           3,210         2,674
Other Liabilities                                  6,635         4,232
                                                --------      --------
   TOTAL LIABILITIES                             889,382       820,084
                                                --------      --------

SHAREHOLDERS' EQUITY
Preferred Stock, (Par Value $5 Per Share,
 Authorized 1,000,000 Shares; None
 Outstanding)                                        ---           ---
Common Stock, (Par Value $5 Per Share,
 Authorized 20,000,000 Shares; Issued and
 Outstanding 8,587,245 Shares in June,
 1996 and 8,535,072 in December, 1995)            42,936        42,675
Capital in Excess of Par                          12,325        11,740
Retained Earnings                                 26,874        22,364
Unearned Compensation                           (    405)          ---
Unrealized Gains (Losses) on Securities Net     (  3,446)     (  1,062)
                                                --------      --------
   TOTAL SHAREHOLDERS' EQUITY                     78,284        75,717
                                                --------      --------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $967,666      $895,801
                                                ========      ========

               MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                              (IN 000's) UNAUDITED
                             THREE MONTHS ENDED    SIX MONTHS ENDED
                             ------------------   -----------------
                             JUNE 30  JUNE 30     JUNE 30 JUNE 30
INTEREST INCOME               1996      1995       1996     1995
                              ----     ----        ----     ----
Interest and Fees on Loans:
  Taxable                   $14,251   $12,438    $27,957  $24,242
  Nontaxable                     22        45         52       91
Interest on Mortgage Loans
  Held for Sale                  40        29         98       48
Interest and Dividends on
  Securities Available for
  Sale                        3,100     2,182      5,798    4,186
Interest and Dividends on
  Securities Held to
  Maturity
   Taxable                    1,095     1,468      2,259    2,947
   Nontaxable                   489       536        992    1,092
Other Interest Income            69        27        160       41
                            -------   -------    -------  -------
  Total Interest Income      19,066    16,725     37,316   32,647

INTEREST EXPENSE
Deposits                      6,860     7,068     13,696   13,578
Short-Term Borrowings           940       424      1,938      701
Long-Term Debt                  900       ---      1,336      ---
7% Convertible Subordinated
 Debenture                      ---       156        ---      312
                            -------   -------    -------  -------
  Total Interest Expense      8,700     7,648     16,970   14,591
                            -------   -------    -------  -------

Net Interest Income          10,366     9,077     20,346   18,056
Provisions for Loan Losses      510       329      1,332      657
                            -------   -------    -------  -------
  Net Interest Income
  After Provision for Loan
  Losses                      9,856     8,748     19,014   17,399

NONINTEREST INCOME
Service Charges, Fees and
 Other                        1,548     1,546      3,383    2,751
Trust Department Income         706       535      1,431    1,030
Securities Gains (Losses),
 Net                            421        12        639       19
                            -------   -------    -------  -------
                              2,675     2,093      5,453    3,800
NONINTEREST EXPENSE
Salaries                      2,971     2,859      5,882    5,801
Employee Benefits             1,125     1,261      2,306    2,286
Net Occupancy Expense           337       312        676      652
Equipment                       829       763      1,688    1,508
FDIC Assessment                   5       422          6      851
Stationery and Supplies         187       174        393      371
Advertising                     181       113        320      228
Other                         1,879     1,472      3,678    2,994
                            -------   -------    -------  -------
                              7,514     7,376     14,949   14,691
                            -------   -------    -------  -------
Income Before Income Taxes    5,017     3,465      9,518    6,508
Income Tax Expense            1,603     1,011      2,940    1,879
                            -------   -------    -------  -------
NET INCOME                  $ 3,414   $ 2,454    $ 6,578  $ 4,629
                            =======   =======    =======  =======

Per Share
Primary:
  NET INCOME                $   .40   $   .32    $   .77  $   .61
                            =======   =======    =======  =======
Dividends Per Share         $  .115   $   .10    $   .23  $   .19
                            =======   =======    =======  =======
Average Shares Outstanding    8,605     7,592      8,598    7,580
                            =======   =======    =======  =======

Fully Diluted:
  NET INCOME                $   .40   $   .30    $   .77  $   .57
                            =======   =======    =======  =======
Average Shares Outstanding    8,605     8,550      8,598    8,546
                            =======   =======    =======  =======

               MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                   (IN 000's)
                                                      SIX MONTHS ENDED
                                                     JUNE 30     JUNE 30
CASH FLOWS FROM OPERATING ACTIVITIES:                 1996         1995
                                                      ----         ----

Net Income                                          $ 6,578    $  4,629
Adjustments to Reconcile Net Income to
 Net Cash Provided (Used)by Operating
 Activities:
  Provision for Loan Losses                           1,332         657
  Depreciation and Amortization                       1,060         964
  Amortization of Securities Premiums
    and Discounts, Net                                  (72)       (155)
  Provision for Deferred Income Taxes                   (21)         47
  Unearned Compensation                                  82         ---
  Gain on Sale of Securities, Net                      (639)        (19)
  Amortization of Intangibles                           115         134
  Mortgage Loan Originations Held
    for Sale                                         (7,114)     (2,895)
  Mortgage Loans Sold                                 7,565       2,621
  Changes in Other Assets and Other
   Liabilities:
   Other Assets                                         159       3,882
   Accrued Interest                                     536         480
   Accrued Loss Contingencies                           ---      (1,341)
   Other Liabilities                                  2,403         895
                                                     ------      -------

Net Cash Provided by Operating
  Activities:                                        11,984       9,899
                                                    -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net Increase in Federal Funds Sold                   (1,735)    (5,220)
(Increase) Decrease in Interest-Earning Deposits        369       (806)
Purchases of Securities Available for Sale          (94,814)   (37,783)
Purchases of Securities Held to Maturity            (13,502)       (79)
Proceeds from Sale of Securities Available
 for Sale                                            55,097      5,029
Proceeds from Calls and Maturities of Securities
 Available for Sale                                  16,596      2,907
Proceeds from Calls and Maturities of Securities
 Held to Maturity                                    18,753      5,020
Net Increase in Loans                               (56,663)   (30,431)
Purchases of Bank Premises and Equipmen                (856)      (662)
Net Decrease in Other Real Estate Owned                 760        431
                                                    -------    -------

Net Cash Used in Investing Activities               (75,995)   (61,594)
                                                    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Increase in Deposits                             12,844      5,444
Net Increase (Decrease) in Short-Term Debt          (16,413)    47,244
Net Increase in FHLB Advances, Callable 2/97         45,000        ---
Net Increase in Other Long-Term FHLB Advances        24,928      1,000
Cash Dividends                                       (1,973)    (1,396)
Proceeds from Issuance of Common Stock                  264        261
                                                    -------    -------

Net Cash Provided by Financing Activities            64,650     52,553
                                                    -------    -------

Net Increase in Cash and Due From Banks                 639        858
Cash and Due From Banks at Beginning of Period       25,680     24,680
                                                    -------    -------

Cash and Due From Banks at End of Per              $ 26,319   $ 25,538
                                                    =======    =======

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

3.   Securities Available for Sale
     -----------------------------

The following sets forth the composition of securities available for sale, which are carried at approximate market value at June 30, 1996:

                                                    Gross       Gross     Approx.
                                        Carrying   Unrealized Unrealized Market
                                         Value      Gains       Losses     Value
                                         -----      -----       ------     -----
Obligations of U.S.
 Government Agencies                   $ 30,072   $    12    $   (968)     $ 29,116
Mortgage-Backed Securities               57,865       134        (940)       57,059
Collateralized Mortgage
 Obligations and REMICs                 100,900        93      (2,738)       98,255
Corporate Bonds                           9,762       276        (161)        9,877
Other Securities                          8,612       114         ---         8,726
Obligations of States and
 Political Subdivisions                     376       ---          (5)          371
                                       --------    -------     --------       -----

 Total Securities
  Available for Sale                   $207,587   $   629    $ (4,812)     $203,404
                                       ========   =======    ========      ========

At June 30, 1996 net unrealized losses of $2.7 million, net of tax, are reflected in shareholders' equity.

Proceeds from sales and calls of securities available for sale year to date were $59.6 million. Gross gains and losses of $722,000 and $130,000, respectively, were realized on these transactions.

4.   Securities Held to Maturity
     ---------------------------

The carrying and approximate market values and gross unrealized gains and losses of securities held to maturity are as follows at June 30, 1996:

                                                     Gross       Gross     Approx.
                                       Carrying    Unrealized  Unrealized  Market
                                        Value        Gains      Losses     Value
                                        -----        -----      ------     -----
U. S. Treasury Securities             $  4,959   $     47     $   ---    $  5,006
Obligations of U.S.
 Government Agencies                    19,721        766         ---       20,487
Mortgage-Backed Securities              29,800        ---        (402)      29,398
Obligations of State and
 Political Subdivisions                 39,165        695        (380)      39,480
                                      --------    -------    --------      -------
Total Securities Held to Maturity    $ 93,645    $ 1,508    $   (782)   $   94,371
                                      ========    =======    ========      ========


At December 31, 1994, BankGroup transferred securities available for sale with an approximate market value of $72.5 million and a carrying value of $76.5 million to securities held to maturity. The unrealized loss of approximately $4,038,000 included as a separate component of shareholders' equity, is being amortized over the remaining life of the securities. This separate component of shareholders' equity at June 30, 1996 net of the related tax effect, was $.7 million.

Proceeds from calls of securities held to maturity year to date were $14.3 million. Gross gains and losses of $60,000 and $13,000, respectively, were realized on these on these transactions.

5.   Loan Portfolio
     --------------

Major classifications of loans at June 30, 1996 and December 31, 1995 are summarized below:

                                            (In 000's)


                                    June 1996     December 1995
                                    ---------     -------------
Commercial                          $292,707       $264,924
Real Estate                          149,645        135,830
Consumer                             191,591        176,110
                                    --------       --------
 Total Loans                         633,943        576,864
 Less:  Unearned Income and
Deferred Fees                        (12,224)       (11,080)
                                    --------       --------
  Loans, Net of Unearned Income
   and Deferred Fees                 621,719        565,784
 Less:  Allowance for Loan Losses     (8,680)        (8,076)
                                    --------       --------
  Loans, Net                        $613,039       $557,708
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

                                             June 30      June 30
                                              1996         1995
                                              ----         ----
                                                   (In 000's)
Balance at December 31, 1995 and
 December 31, 1994                        $  8,076       $  8,191

Charge-offs:
  Commercial, Financial and Agricultural       569            538
  Real Estate - Mortgage                        19             31
  Installment                                  719            313
                                          --------       --------
                                          $  1,307       $    882

Recoveries:

  Commercial, Financial and Agricultural       409             59
  Real Estate - Mortgage                         1              3
  Installment                                  169             96
                                          --------       --------
                                               579            158

Net Charge-offs                                728            724
Provision for Loan Losses                    1,332            657
                                          --------       --------

Balance at June 30, 1996 and 1995         $  8,680       $  8,124
                                          ========       ========

Nonaccrual loans and loans 90-days past due or more as to interest or principal payments are considered by BankGroup to be nonperforming loans. Nonperforming loans were .53% of loans, net of unearned income at June 30, 1996.

The following table present aggregate loan amounts for nonaccrual and 90-day due loans as of June 30, 1996 and 1995:

                                             1996           1995
                                             ----           ----
Nonaccrual Loans                          $  2,213       $  4,187
Loans Past Due 90 Days or More               1,106          1,026
                                          --------       --------

  Total Nonperforming Loans                  3,319          5,213
                                          --------       --------

Other Real Estate Owned                        823          2,021
Other Repossessed Assets                        60            111
                                          --------       --------
  Total Foreclosed/Repossessed Assets          883          2,132
                                          --------       --------

  Total Nonperforming Loans and
   Foreclosed/Repossessed Assets          $  4,202       $  7,345
                                          ========       ========

The effect of nonaccrual loans on interest income for the six months ended June 30, 1996 and 1995 was as follows:

                                             1996           1995
                                             ----           ----
Gross Amount of Interest That Would Have
 Been Recorded at Original Rate           $    124       $    191
Interest That Was Reflected in Income           15              8
                                          --------       --------

Net Impact on Interest Income             $    109       $    183
                                          ========       ========

At June 30, 1996, the recorded investment in loans which have been identified by BankGroup as impaired loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of A Loan", totaled $2.3 million. The total allowance for loan losses related to such loans was $.3 million.

6. Contingencies and Other Matters
  -------------------------------

BankGroup and its subsidiaries, in the normal course of business, are involved in various legal actions and proceedings. It is the opinion of management that any liabilities arising from these matters and not covered by insurance, would not have a material effect on BankGroup's financial position.

7. Accounting for Stock Based Compensation
  ---------------------------------------

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation. As permitted by SFAS 123, the Company has chosen to apply APB Opinion 25 and related Interpretations in accounting for its stock based compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock plans. Compensation cost for the Company's stock based compensation plans based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123 was determined to be immaterial on an income or per share disclosure basis.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
- ------  ----------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------


OVERVIEW
- --------

MainStreet BankGroup Incorporated reported year-to-date earnings at June 30, 1996 of $6.6 million which was an increase of $42.1% over year-to-date earnings at June 30, 1995 of $4.6 million. The 1996 and 1995 incomes equated to $.77 and $.57 per fully diluted share, respectively. The 1996 year-to-date income produced a return on assets and a return on equity of 1.44% and 16.73%, respectively. The return on assets and return on equity for year-to-date 1995 was 1.16% and 16.56%, respectively.

Net income for the three months ended June 30, 1996 was $3.4 million compared to $2.5 million at June 30, 1995, an increase of 39.1%. These second quarter earnings for 1996 produced a return on assets of 1.46% and a return on equity of 17.28%. The return on assets and the return on equity for the same period in 1995 were 1.21% and 16.75%, respectively.


NET INTEREST INCOME
- -------------------

Net interest income at June 30, 1996 was $20.3 million, an increase of 12.7% over the $18.1 million at June 30, 1995. The increase in net interest income was principally due to rising loan demand. Average loans, net of unearned income, increased $ 78.9 million, or 15.53%, over the same period a year ago. Average investment volume also increased $33.9 million, or 13.72% over 1995. The net interest margin was 4.78% for 1996 compared to 4.96% in 1995. This decline in the margin was due to rates on interest-earning assets dropping faster than on interest-bearing deposits coupled with the shift in deposit accounts from savings and money market accounts into time deposits.

Net interest income for the three months ended June 30, 1996 was $10.4 million compared to $9.1 million for the second quarter of 1995, producing an increase of 14.2%. The net interest margin for the second quarter of 1996 and 1995 was 4.74% and 4.87%, respectively. Average interest-earning assets for the three months ended June 30, 1996 compared to June 30, 1995 grew $127.5 million, or 16.57%.

PROVISION FOR LOAN LOSSES
- -------------------------

The addition to the provision for loan losses year-to-date June 30, 1996 was $1.3 million compared to $.7 million for the same period in 1995. This increase was mainly due to increased loan volumes over the past year. This expense for the second quarter of 1996 was $.5 million compared to $.3 million in the second quarter of 1995.


NONINTEREST INCOME
- ------------------

Total noninterest income, excluding securities gains, at June 30, 1996 increased $1.0 million, or 27.32%, over noninterest income at June 30, 1995. Trust income was $1.4 million in 1996, an increase of 38.93% over the $1.0 million in 1995. Service charges, fees, and other income was $3.4 million in 1996 compared to $2.8 million in 1995, an increase of 23.0%. This was mainly due to a gain on sale of other real estate in 1996 of $373 thousand compared to a loss in 1995 of $66 thousand.

Noninterest income, excluding securities gains, for the three months ended June 30, 1996 was $2.3 million, an increase $.2 million, or 8.3%, over the three months ended June 30, 1995. This increase was primarily due to an increase in trust department income.

SECURITIES GAINS
- ----------------

Securities gains were $639 thousand at the end of the second quarter of 1996 compared to $19 thousand at the end of the second quarter of 1995. For the three months ended June 30, 1996, gains on securities were $421 thousand which was $409 thousand greater than the $12 thousand gain on securities for the three months ended June 30, 1995.


NONINTEREST EXPENSE
- -------------------

Total noninterest expense at June 30, 1996 was $14.9 million, up slightly from the $14.7 million at June 30, 1995. The significant deviation was the decrease in FDIC expense from $851 thousand to the minimum statutory requirement of $6 thousand. Offsetting this decline was an increase in other noninterest expenses of $.8 million mainly due to new marketing initiatives and professional fees associated with the new defined benefit plan, insurance plans, and the planning for the nonbank subsidiary of MainStreet Trust Corporation, and planning for the acquisitions of the First National Bank of Clifton Forge and Hanover Bank.

Total noninterest expense for the three months ended June 30, 1996 was $7.5 million, stable with $7.4 million at the end of the second quarter of June, 1995. The same shifts were present in the second quarter as in the year-to-date numbers. FDIC expense dropped $.4 million offset by an increase in other noninterest expense.


FINANCIAL CONDITION
- -------------------

Total assets at June 30, 1996 were $967.7 million, up $110.1 million, or 12.84%, from June 30, 1995. Period end assets increased $71.9 million, or 8.02% from December 31, 1995.

After the second quarter of 1995, the Company invested in collateralized mortgage obligations (CMO's) funded by repurchase agreements. Also, Federal Home Loan Bank (FHLB) borrowings were utilized to fund loan growth. Securities available for sale, at period June 30, 1996 increased $46.7 million, or 29.81% over June 30, 1995 dollars. Securities held to maturity declined to $93.6 million, or 20.17% in comparison to June 30, 1995. Also, in the fourth quarter of 1995, $15.8 million in securities were transferred from held to maturity to the available for sale portfolio in a one time opportunity given by the Financial Accounting Standards Board (FASB). Loans, net of unearned income, rose $92.3 million, or17.43%, over June 30, 1995 volumes.

Federal funds sold increased $1.7 million from December 31, 1995, securities available for sale decreased $19.2 million and securities held to maturity declined $4.3 million from year end 1995. Loans, net of unearned income increased $55.9 million principally funded by an increase in advances from FHLB.

Other real estate owned was $.8 million at June 30, 1996, representing a decline of $1.2 million and $.8 million from June 30, 1995 and December 31, 1995, respectively.

In comparison to June 30, 1995 dollars, deposits increased $3.3 million, or .47% at June 30, 1996. The shift in deposits, however, was the trend, as rates declined, from interest checking, savings, and money market accounts into time deposits. Demand deposits at June 30, 1996 decreased $10.6 million, or 9.91%, over period end assets at June 30, 1995.

At June 30, 1996, deposits were $713.4 million, an increase of $12.8 million, or 1.83%, over December 31, 1995 deposits. The primary increase was in time deposits at $24.7 million caused by the increased volume and the shift from interest checking, savings, and money market accounts.

At June 30, 1996 other borrowings were $166.2 million which consisted of $10.6 million in overnight corporate cash management accounts; $9.9 million in TT&L notes; $23.2 million in federal funds purchased; $24.2 million in repurchase agreements; $27.4 million in short-term FHLB borrowings; and $70.9 million in long-term FHLB borrowings. As previously mentioned the FHLB borrowings were utilized for the most part to fund loan growth and to aid in leveraging the balance sheet through the purchase of CMO's. Of the long-term FHLB borrowings, $45 million were for a period of three years but callable in February, 1997. At June 30, 1995, other borrowings consisted of $15.0 million in corporate cash management accounts; $7.0 million in FHLB borrowings; $39.5 million in repurchase agreements; and $10.0 million in TT&L notes. Other borrowings at June 30, 1996 increased $53.5 million, or 47.50%, over December 31, 1995 borrowings. At December 31, 1995 other borrowings consisted of $31.3 in federal funds purchased; $10.8 in corporate cash management accounts; $.2 million in TT&L notes; $37.1 million in repurchase agreements; $32.4 million in short-term FHLB borrowings; and $.9 million in long-term FHLB borrowings.

ASSET QUALITY
- -------------

Nonperforming loans at the end of June 30, 1996 totaled $3.3 million, compared to $5.2 million for the same period in 1995, and $5.3 million at December 31, 1995. The ratio of nonperforming loans to loans, net of unearned income, improved to .53% compared to .98% a year earlier and .93% at year-end 1995. Of the June 30, 1996 nonperforming loans, $2.2 million consisted of nonaccrual loans, compared to $4.2 million at June 30, 1995 and $3.4 million at December 31, 1995. The ratio of the allowance for loan loss reserves to nonperforming loans was 261.52%, 155.84%, and 153.65% at June 30, 1996, June 30, 1995, and
December 31, 1995, respectively.  The net charge-off ratio at June 30, 1996 was
 .25% of average loans, net of unearned income, compared to .29% for the same period in 1995, and .27% at December 31, 1995.

SHAREHOLDERS' EQUITY
- --------------------

Total Shareholders' Equity at June 30, 1996 was $78.3 million compared to $60.8 million at June 30, 1995, and $75.7 million at December 31, 1995. At June 30, 1996, the leverage and total risk-based capital ratios were 8.37% and 14.63%, respectively. This compares to the same ratios of 7.33% and 14.59% at June 30, 1995 and 8.51% and 14.82% at December 31, 1995. Our capital position remains strong with ratios substantially above regulatory prescribed minimums.

Financial reporting in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 requires an adjustment to Shareholders' Equity for net unrealized losses in the available for sale securities portfolio. This unrealized loss, net of tax, at June 30, 1996 was $3.4 million compared to $2.8 million at June 30, 1995 and $1.1 million at year end 1995.

LIQUIDITY
- ---------

While the actual loan-to-deposit ratio increased to 85.9% from 73.0% the previous year, and from 79.5% at year end 1995, liquidity remains adequate. Management believes the shifting of the deposit mix to time deposits should ultimately provide a greater level of stability in overall deposits. Demand deposits at June 30, 1996 decreased $10.6 million comparison to the previous year, but increased slightly by $.7 million from year end 1995.

CONTINGENCIES AND OTHER MATTERS
- -------------------------------

As reported in prior forms, MainStreet BankGroup Incorporated has entered into agreements to acquire The First National Bank of Clifton Forge, Clifton Forge, Virginia and Hanover Bank, Mechanicsville, Virginia subject to regulatory approval and approval by the shareholders of the respective banks. Both transactions will be conducted and recorded using the pooling of interests method.

Under terms of agreement with The First National Bank of Clifton Forge, Registrant agreed to exchange a maximum of 5.55 and a minimum of 4.89 shares of its Common Stock for each share of The First National Bank of Clifton Forge's 315,000 shares of Common Stock. Holders of up to 9.9% of the Bank's shares will be given the option of exchanging Bank shares for $83.20 cash. If no shareholder elects cash and the 5.55 share maximum is used for the exchange ratio, 1,748,250 shares of Registrant's Common Stock will be issued in the transaction.

Under terms of the agreement with Hanover Bank, Registrant agreed to exchange a maximum of 1.034 and a minimum of .884 shares of its common stock for each share of Hanover Bank's 1,471,536 shares of common stock. Outstanding employee options to acquire 145,900 shares of Hanover Bank stock will be converted into options to acquire Registrant's Common Stock, with the exercise price adjusted to reflect the exchange ratio in the transaction. If Registrant's Common Stock price exceeds $20.50 per share during a measurement period prior to closing, the exchange ratio will be adjusted downward to reflect a maximum valuation of $18.125 per share of Hanover Bank Common Stock. Provisions have been made for dissenting shareholders. If no shareholder elects cash and the 1.034 share maximum is the exchange ratio, 1,521,568 shares of Registrant's Common Stock will be issued in the transaction.

BankGroup and its subsidiaries, in the normal course of business, are involved in various legal actions and proceedings. It is the opinion of management that any liabilities, except as disclosed above, arising from these matters and not covered by insurance, would not have a material effect on BankGroup's financial position.



                           PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
- ------   -----------------

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




                                   MAINSTREET BANKGROUP INCORPORATED
                                   (Registrant)




Date
     -----------------------       -----------------------------------
                                   James E. Adams
                                   Chief Financial Officer/Treasurer