Form 10-Q
period 1996-09-30
MAINSTREET BANKGROUP INC
filed 1996-11-12
CIK 216870

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                   Commission File Number 0-8622
             For the Period Ended September 30, 1996

                MAINSTREET BANKGROUP INCORPORATED
     (Exact Name of Registrant as Specified in its Charter)

          Virginia                                54-1046817
-------------------------------              --------------------
(State or Other Jurisdiction of              I.R.S. Employer
Incorporation of Organization)               Identification No.)


P. O. Box 4831              Martinsville, Virginia       24115
-----------------------------------------------------------------
(Address of Principal Executive Office)                (Zip Code)

                         (540) 666-6724
                       -------------------
      (Registrant's Telephone Number, Including Area Code)

                            N/A
---------------------------------------------------------------
Former Name, Former Address, and Formal Fiscal Year, if Changed
                     Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X                          No

Indicate the number of shares outstanding at each of the issuer's classes of common stock, as of the latest practicable date.

       CLASS                   OUTSTANDING AT SEPTEMBER 30, 1996
----------------------------   ---------------------------------
COMMON STOCK $5.00 PAR VALUE               10,079,148

                        MAINSTREET BANKGROUP INCORPORATED

                                    FORM 10-Q

                                      INDEX





            PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets -- September 30,
          1996 and December 31, 1995

          Consolidated Statements of Income -- Three Months and Nine Months Ended September 30, 1996 and 1995

          Consolidated Statements of Cash Flow -- Nine Months
          Ended September 30, 1996 and 1995

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


                           PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

Item 6(b).  Reports on Form 8-K

               MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    Unaudited
                                   (In 000's)
                                                September 30   December 31
ASSETS                                             1996          1995
                                                    ----         ----
Cash and Due From Banks                        $   30,435     $ 28,180
Interest-Earning Deposits in Domestic Banks           494          875
Federal Funds Sold                                  3,315        5,960
Mortgage Loans Held for Sale                          975        1,780
Securities Available for Sale (Approximate Cost
 of $298,927 in September, 1996, and $209,652
 in December, 1995)                               296,805      210,624
Securities Held to Maturity (Approximate Market
 Values of $92,698 in September, 1996 and
 $102,484 in December, 1995)
   Taxable                                         55,835       61,184
   Nontaxable                                      35,540       36,808
                                                 --------     --------
                                                   91,375       97,992

Loans, Net of Unearned Income                     684,831      604,494
 Less:  Allowance for Loan Losses                (  9,086)    (  8,298)
                                                  --------    --------
   Loans, Net                                     675,745      596,196

Bank Premises and Equipment, Net                   10,911       11,226
Other Real Estate Owned                               547        1,583
Other Assets                                       17,980       16,067
                                                ---------     --------
   TOTAL ASSETS                                $1,128,582     $970,483

LIABILITIES
Deposits:
 Demand Deposits (Noninterest-Bearing)         $  107,881     $101,506
 Interest Checking Accounts                        77,955       84,625
 Savings Deposits                                 117,234      125,342
 Money Market Investment Accounts                  60,130       61,852
 Time Deposits
   Certificates of Deposit $100,000 and Over       77,773       71,413
   Other                                          343,639      315,088
                                                ---------     --------
   TOTAL DEPOSITS                                 784,612      759,826

Short -Term Debt                                  167,189      111,736
FHLB Advances, Callable 2/97                       45,000          ---
Other Long-Term FHLB Advances                      25,857          929
Accrued Interest Payable                            3,789        3,266
Other Liabilities                                   6,403        4,264
                                                ---------     --------
   TOTAL LIABILITIES                            1,032,850      880,021
                                                ---------     --------

SHAREHOLDERS' EQUITY
Preferred Stock, (Par Value $5 Per Share,
 Authorized 1,000,000 Shares; None Outstanding)      ---           ---
Common Stock, (Par Value $5 Per Share,
 Authorized 20,000,000 Shares; Issued and
 Outstanding 10,079,148 Shares in September,
 1996 and 10,075,422 in December, 1995)            50,396       50,375
Capital in Excess of Par                            8,206        7,190
Retained Earnings                                  39,536       33,493
Unearned Compensation                           (     365)         ---
Unrealized Gains (Losses) on Securities Net     (   2,041)    (    596)
                                                ---------     --------
   TOTAL SHAREHOLDERS' EQUITY                      95,732       90,462
                                                ---------     --------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $1,128,582     $970,483
                                               ==========     ========

               MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   (In 000's Except Per Share Data) Unaudited
                               Three Months Ended    Nine Months Ended
                               ------------------    -----------------
                               Sept. 30 Sept. 30     Sept.30  Sept.30
INTEREST INCOME                  1996     1995         1996     1995
                                 ----     ----         ----     ----
Interest and Fees on Loans:
  Taxable                      $16,086  $13,978     $ 45,810  $ 39,946
  Nontaxable                        21       41           73       132
Interest on Mortgage Loans
 Held for Sale                      36       39          134        87
Interest and Dividends on
 Securities Available for Sale   4,215    2,769       10,882     7,137
Interest and Dividends on
 Securities Held to Maturity
  Taxable                        1,053    1,675        3,312     5,089
  Nontaxable                       494      596        1,486     1,850
Other Interest Income              106      109          487       295
                               -------  -------    ---------  --------
  Total Interest Income         22,011   19,207       62,184    54,536

INTEREST EXPENSE
Deposits                         7,535    7,785       22,410    22,445
Short-Term Borrowings            1,653    1,078        3,613     1,741
Long-Term Debt                     910       20        2,246        58
7% Convertible Subordinated
 Debenture                         ---      156          ---       468
                               -------  -------     --------  --------
  Total Interest Expense        10,098    9,039       28,269    24,712
                               -------  -------     --------  --------

Net Interest Income             11,913   10,168       33,915    29,824
Provisions for Loan Losses         866      328        2,199       986
                               -------  -------     --------  --------
  Net Interest Income After
   Provision for Loan Losses    11,047    9,840       31,716    28,838

NONINTEREST INCOME
Service Charges, Fees
 and Other                       1,740    1,412        5,193     4,234
Trust Department Income            675      641        2,118     1,708
Securities Gains (Losses), Net   (   1)      19          638       ---
                               -------- -------     --------  --------
                                 2,414    2,072        7,949     5,942
NONINTEREST EXPENSE
Salaries                         3,219    3,137        9,340     9,175
Employee Benefits                1,288    1,066        3,679     3,412
Net Occupancy Expense              358      332        1,080     1,030
Equipment                          836      805        2,553     2,346
FDIC Assessment                      6     ( 35)          14       880
Stationery and Supplies            179      189          587       575
Advertising                        121       85          442       314
Other                            2,180    2,053        6,145     5,238
                               -------  -------     --------  --------
                                 8,187    7,632       23,804    22,970
                               -------  -------     --------  --------
Income Before Income Taxes       5,274    4,280       15,861    11,810
Income Tax Expense               1,741     1,188       4,994     3,369
                               -------  --------    --------  --------
NET INCOME                     $ 3,533  $  3,092    $ 10,867  $  8,441
                               =======  ========    ========  ========

Per Share
Primary:
  NET INCOME                   $   .35  $   .34         1.07       .92
                               =======  =======     ========  ========
Dividends Per Share            $  .137  $   .10          .37       .29
                               =======  =======     ========  ========
Average Shares Outstanding      10,150    9,220       10,142     9,148
                               =======  =======     ========  ========
Fully Diluted:
  NET INCOME                   $   .35  $   .32         1.07       .86
                               =======  =======     ========  ========
Average Shares Outstanding      10,150   10,094       10,142    10,084
                               =======  =======     ========  ========

               MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                   (In 000's)
                                          Nine Months Ended
                                          -----------------
                                        September  September
Cash Flows From Operating Activities:     1996        1995
                                          ----        ----

Net Income                             $ 10,867     $ 8,441
Adjustments to Reconcile Net Income to
 Net Cash Provided (Used)by Operating
 Activities:
  Provision for Loan Losses               2,199         986
  Depreciation and Amortization           1,640       1,469
  Amortization of Securities Premiums
   and Discounts, Net                       (20)       (220)
  Provision for Deferred Income Taxes      (332)         25
  Unearned Compensation                    (365)        ---
  Gain on Sale of Securities, Net          (638)        ---
  Amortization of Intangibles               170         201
  Mortgage Loan Originations Held for
   Sale                                 (11,840)     (5,928)
  Mortgage Loans Sold                    12,645       4,901
  Changes in Other Assets and Other
   Liabilities:
    Other Assets                           (959)      3,368
    Accrued Interest                        523       1,114
    Other Liabilities                     2,139         630
                                        -------     -------

Net Cash Provided by Operating
   Activities:                           16,029      14,987
                                        -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net Increase in Federal Funds Sold        2,645      (2,345)
(Increase) Decrease in Interest-
 Earning Deposits                           381        (882)
Purchases of Securities Available for
 Sale                                  (204,214)    (67,891)
Purchases of Securities Held to
 Maturity                               (14,602)     (5,970)
Proceeds from Sale of Securities
 Available for Sale                      86,790       2,378
Proceeds from Calls and Maturiies of
 Securities Available for Sale           28,613      20,171
Proceeds from Calls and Maturities of
 Securities Held to Maturity             22,270      14,076
Net Increase in Loans                   (81,748)    (49,662)
Purchases of Bank Premises and
 Equipment                               (1,325)     (1,065)
Net Decrease in Other Real Estate         1,036         684
                                        -------     -------

Net Cash Used in Investing Activities  (160,154)    (90,506)
                                        -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Increase in Deposits                 24,786      10,538
Net Increase (Decrease) in Short-Term
 Debt                                    55,453      66,475
Net Increase in FHLB Advances,
 Callable 2/97                           45,000         ---
Net Increase in Other Long-Term FHLB
 Advances                                24,928       1,000
Cash Dividends                           (3,723)     (2,669)
Cash in lieu of Common Stock at
 Acquisition                               (999)        ---
Proceeds from Issuance of Common Stock      935         392
                                        -------     -------

Net Cash Provided by Financing
 Activities                             146,380      75,736
                                        -------     -------

Net Increase in Cash and Due From Banks   2,255         217
Cash and Due From Banks at Beginning
 of Year                                 28,180      26,785
                                        -------     -------

Cash and Due From Banks at End of Year $ 30,435    $ 27,002
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

3.   Securities Available for Sale

The following sets forth the composition of securities available for sale, which are carried at approximate market value at September 30, 1996:


                                                    Gross       Gross       Approx.
                                        Carrying   Unrealized  Unrealized   Market
                                         Value      Gains       Losses      Value
                                         -----      -----       ------     ------

U. S. Treasury Securities             $  5,475   $     54      $   (2)     $  5,527
Obligations of U.S.
 Government Agencies                     32,549        25        (689)       31,885
Mortgage-Backed Securities              155,549       533        (635)      155,447
Collateralized Mortgage
 Obligations and REMICs                  76,772        81      (1,983)       74,870
Corporate Bonds                          10,696       281        (133)       10,844
Other Securities                         11,677       118         ---        11,795
Obligations of States and
 Political Subdivisions                   6,209       232          (4)        6,437
                                       --------   -------    ---------     --------
 Total Securities Available for Sale   $298,927   $ 1,324    $ (3,446)     $296,805
                                       ========   =======    =========     ========

At September 30, 1996 net unrealized losses of $2.0 million, net of tax, are reflected in shareholders' equity.

Gross gains and losses of $ 830,000 and $ 239,000, respectively, were realized on sales, calls and maturities of securities available for sale.

4.   Securities Held to Maturity

The carrying and approximate market values and gross unrealized gains and losses of securities held to maturity are as follows at September 30, 1996:

                                                     Gross       Gross       Approx.
                                       Carrying   Unrealized  Unrealized     Market
                                        Value        Gains       Losses      Value
                                        -----        -----       ------      -------

U. S. Treasury Securities             $  4,977   $    24     $    ---      $  5,001
Obligations of U.S.
 Government Agencies                    19,323      1,226        (314)       20,235
Mortgage-Backed Securities              28,564        282        (456)       28,390
Obligations of State and
 Political Subdivisions                 38,511        779        (218)       39,072
                                      --------    -------    --------       -------
 Total Securities Held to Maturity    $ 91,375    $ 2,311    $   (988)     $ 92,698
                                      ========    =======    ========      ========

At December 31, 1994, BankGroup transferred securities available for sale with an approximate market value of $72.5 million and a carrying value of $76.5 million to securities held to maturity. The unrealized loss of approximately $4,038,000, included as a separate component of shareholders' equity, is being amortized over the remaining life of the securities. This separate component of shareholders' equity at September 30, 1996, net of the related tax effect, was $.7 million.

Gross gains and losses of $ 60,000 and $ 13,000, respectively, were realized on calls and maturities of securities held to maturity.

5.   Loan Portfolio

Major classifications of loans at September 30, 1996 and December
31, 1995 are summarized below:


                                            (In 000's)

                                   September 1996 December 1995
                                   -------------- -------------

Commercial                          $297,883       $268,055
Real Estate                          188,288        165,261
Consumer                             212,557        183,227
                                    --------       --------
 Total Loans                         698,728        616,543
 Less:  Unearned Income and
  Deferred Fees                      (13,897)       (12,049)
                                    --------       --------
  Loans, Net of Unearned Income
   and Deferred Fees                 684,831        604,494
 Less:  Allowance for Loan Losses     (9,086)        (8,298)
                                    --------       --------
  Loans, Net                        $675,745       $596,196
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
                           (In 000's)

                                          September 30  September 30
                                             1996          1995
                                             ----          ----

Balance at December 31, 1995 and
 December 1994                            $  8,298     $  8,410

Charge-offs:
  Commercial, Financial and Agricultural       921          556
  Real Estate - Mortgage                        21           45
  Installment                                1,158          561
                                          --------     --------
                                             2,100        1,162

Recoveries:

  Commercial, Financial and Agricultural       477          149
  Real Estate - Mortgage                         1            4
  Installment                                  248          165
                                          --------     --------
                                               726          318
Other                                           37          ---
Net Charge-offs                              1,411          844
Provision for Loan Losses                    2,199          986
                                          --------     --------

Balance at September 30, 1996 and
 September 30, 1995                       $  9,086     $  8,552
                                          ========     ========

Nonaccrual loans and loans 90-days past due or more as to interest or principal payments are considered by BankGroup to be nonperforming loans. Nonperforming loans were .63% of loans, net of unearned income at September 30, 1996.

The following table presents aggregate loan amounts for nonaccrual and 90-day due loans as of September 30, 1996 and 1995:

                                             1996        1995
                                             ----        ----

Nonaccrual Loans                          $  2,655     $  3,742
Loans Past Due 90 Days or More               1,663        1,682
                                          --------     --------

  Total Nonperforming Loans                  4,318        5,424
                                          --------     --------

Other Real Estate Owned                        547        1,768
Other Repossessed Assets                        61          120
                                          --------     --------
  Total Foreclosed/Repossessed Assets          608        1,888
                                          --------     --------

  Total Nonperforming Loans and
   Foreclosed/Repossessed Assets          $  4,926     $  7,312
                                          ========     ========

The effect of nonaccrual loans on interest income for the nine months ended September 30, 1996 and 1995 was as follows:

                                             1996        1995
                                             ----        ----
Gross Amount of Interest That Would Have
 Been Recorded at Original Rate           $    202     $    251
Interest That Was Reflected in Income          102           10
                                          --------     --------

Net Impact on Interest Income             $    100     $    241
                                          ========     ========

At September 30, 1996, the recorded investment in loans which have been identified by BankGroup as impaired loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of A Loan", totaled $2.3 million. The total allowance for loan losses related to such loans was $.5 milion.


6. Contingencies and Other Matters

As reported in prior forms, MainStreet BankGroup has entered into an agreement to acquire Hanover Bank, Mechanicsville, Virginia using the pooling of interests method of accounting. This transaction should close within the fourth quarter. Hanover Bank reported total assets at quarter-end of $106.8 million. The bank's year-to-date net income at September 30, 1996 was $989 thousand. These earnings produced a return on assets of 1.33% and a return on equity of 15.94%.

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


8. Acquisition of the First National Bank of Clifton Forge

The closing of the acquisition of First National Bank of Clifton Forge by MainStreet BankGroup Incorporated was completed on September 27, 1996 in a transaction accounted for as a pooling of interests. All consolidated data as of September 30, 1996 include this acquisition. All prior period data has been restated to reflect the acquisition. The First National Bank of Clifton Forge had total assets of $100.3 million at September 30, 1996. Net income year-to-date September 30, 1996 for Clifton Forge was $988 thousand. These earnings for the bank produced an ROA and ROE of 1.57% and 8.90%, respectively. MainStreet BankGroup Incorporated, excluding Clifton Forge, had total assets of $1.0 billion at September 30, 1996. Net income, excluding Clifton Forge, was $9.9 million which produced an ROA and ROE of 1.41% and 16.50%, respectively.


Item 2. Management's Discussion and Analysis of Financial
Conditions and Results of Operations

Overview

MainStreet BankGroup Incorporated reported record year-to-date earnings at September 30, 1996 of $10.9 million which was an increase of $28.7% over year-to-date earnings at September 30, 1995 of $8.4 million. The 1996 and 1995 incomes equated to $1.07 and $.86 per fully diluted shares, respectively. The 1996 year-to date income produced a return on assets and a return on equity of 1.42% and 15.31%, respectively. The return on assets and return on equity for year-to-date 1995 was 1.26% and 15.62%, respectively. (The Financial data discussed herein includes, or is restated, for the acquisiton of The First National Bank of Clifton Forge on September 27, 1996. See Note 8.)

Net income for the three months ended September 30, 1996 was $3.5 million compared to $3.1 million at September 30, 1995, an increase of 14.3%. These third quarter earnings for 1996 produced a return on assets of 1.30% and a return on equity of 14.53%. The return on assets and return on equity for the same period in 1995 were 1.31% and 16.00%, respectively.


Net Interest Income

Net interest income at September 30, 1996 was $33.9 million compared to $29.8 million at September 30, 1995, an increase of 13.7%. The increase in net interest income was principally due to rising loan demand. Loan income increased $5.8 million, or 14.5% over 1995 dollars. Average loans, net of unearned income at September 30, 1996 were $641.8 million, an increase of $86.7 million, or 15.6% over the $555.1 million in average volume at September 30, 1995. Also adding to interest income are the leveraging transactions. At September 30, 1996 approximately $80 million in repurchase agreements were solely for the purpose of
leveraging the balance sheet to improve equity.   The net
interest margin was 4.75% at September 30, 1996 compared to 4.85% at September 30, 1995. The decline in the margin was partially due to the shift in deposits away from savings, interest checking, and money market accounts into time deposits. Yields on interest earning assets decreased more than costs on interest bearing deposits and borrowings.

Net interest income for the three months ended September 30, 1996 was $11.9 million compared to $10.2 million for the third quarter of 1995, producing an increase of 17.2%. The net interest margin for the third quarter of 1996 and 1995 was 4.65% and 4.62%, respectively. Average interest-earning assets for the three months ended September 30, 1996 compared to September 30, 1995 grew $140.9 million, or 15.9%.


Provision for Loan Losses

The provision for loan losses year-to-date September 30, 1996 was $2.2 million compared to $1.0 million for the same period in 1995. This rise was caused by the increased loan volume. This expense for the third quarter of 1996 was $.9 million compared to $.3 million in the third quarter of 1995.


Noninterest Income

Total noninterest income, excluding securities gains, at September 30, 1996 increased $1.4 million, or 23.0%, over noninterest income at September 30, 1995. Trust income was $2.1 million in 1996, an increase of 24.0% over the $1.7 million in 1995. Service charges, fees, and other income was $5.2 million in 1996 compared to $4.2 million in 1995, an increase of 22.6%. This was caused by several components. Gains on sale of other real estate at September 30, 1996 were $342 thousand compared to losses of $28 thousand at September 30, 1995. Service charges on deposit accounts increased $181 thousand over the prior year. Discount income on accounts receivable increased to $211 thousand at September 30, 1996 compared to $66 thousand the prior year. Also adding to the increase were credit card income and check book sales.

Noninterest income, excluding securities gains, for the three months ended September 30, 1996 was $2.4 million, an increase of $.4 million, or 17.6% over the three months ended September 30, 1995. This increase was caused primarily by the same increases as the year-to-date income.


Securities Gains

Net securities gains were $638 thousand at the end of the third quarter of 1996 compared to no net gains or losses at the end of the third quarter of 1995. For the three months ended September 30, 1996 losses on securities were $1 thousand compared to gains of $19 thousand for the same period in 1995.


Noninterest Expense

Total noninterest expense at September 30, 1996 was $23.8 million, up $.8 million from the $23.0 million at September 30, 1995. The significant deviations were the $.9 million increase in other noninterest expense and the $866 thousand decrease in FDIC insurance premiums. The increase in the other noninterest expense category was caused by fees associated with the acquisitions of the First National Bank of Clifton Forge and Hanover Bank along with new marketing initiatives and professional fees associated with the new defined benefit plan and insurance plans.

Total noninterest expense for the three months ended September 30, 1996 was $8.2 million, up $.6 million, or 7.3% over the same period in 1995. The largest category of increase is employee benefits of $222 thousand. This is due to compensation expense recorded on insurance policies effective in 1996 and the latter part of 1995.

Financial Condition

Total assets at September 30, 1996 were $1.1 billion, up $158.1 million, or 16.3% from December 31, 1995.

Securities available for sale at September 30, 1996 were $296.8 million compared to $210.6 million at December 31, 1995. This increase of $86.2 million can be contributed to leveraging transactions to improve equity. Securities held to maturity were down $6.6 million from year-end due to maturities and calls of securities.

Loans, net of unearned income, were $684.8 million at the end of the third quarter compared to $604.5 million at year-end December
31, 1995. This translates into an $80.3 million increase in loan demand.

Other real estate owned declined $1.1 million from December 31, 1995 to $.5 million at September 30, 1996.

At September 30, 1996, deposits increased $24.8 million from year-end 1995. Of this amount demand deposits increased $6.4 million. Time deposits increased $34.9 million which were offset by a decline of $6.7 million in interest checking accounts; $8.1 million in savings accounts; and $1.7 million in money market accounts. Demand deposits have grown which has helped our liquidity while at the same time we have seen the shift in deposits to higher interest-bearing deposits which have contributed to the decline in the net interest margin.

Short-term debt at September 30, 1996 was $167.2 million compared to $111.7 million at December 31, 1995, an increase of $55.5 million, or 49.6%. The components of the short-term debt at quarter-end were $103.3 million of repurchase agreements; $27.4 million in FHLB borrowings; $15.3 million of federal funds purchased; $11.2 million in corporate cash management accounts; and $10.0 million of TT&L notes. The components of the short-term debt at year-end 1995 were $37.1 million in repurchase agreements; $32.4 million in FHLB borrowings; $31.3 million in federal funds purchased; $10.8 million in corporate cash management accounts; and $.1 million in TT&L notes. The largest increase was in the repurchase agreements which have been used to fund loan growth and to leverage the balance sheet.

Long-term debt was $70.9 million at September 30, 1996 compared to $.9 million December 31, 1995. The long-term debt was FHLB borrowings. Of the amount at quarter end $45.0 million is callable in February 1997. These borrowings have also been used to fund loan growth and to leverage the balance sheet.

Asset Quality

Nonperforming loans at the end of September 30, 1996 totaled $4.3 million compared to $5.4 million at December 31, 1995. The ratio of nonperforming loans to loans, net of unearned income, improved to .63% at September 30, 1996 compared to .90% at year-end 1995. Of the September 30, 1996 nonperforming loans, $2.7 million consisted of nonaccrual loans compared to $3.4 million at December 31, 1995. The ratio of the allowance for loan loss reserves to nonperforming loans was 210.42% and 153.13% at September 30, 1996 and December 31, 1995, respectively. The net charge-off ratio at September 30, 1996 was .29% of average loans, net of unearned income, compared to .25% at December 31, 1995.

Shareholders' Equity

Total shareholders' equity at September 30, 1996 was $95.7 million compared to $90.5 million at December 31, 1995. At September 30, 1996, the leverage and total risk-based capital ratios were 8.61% and 15.57%, respectively. This compares to the same ratios of 8.49% and 16.33% at December 31, 1995. Our capital position remains strong with ratios substantially above regulatory prescribed minimums.

Financial reporting in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 requires an adjustment to shareholders' equity for net unrealized gains/losses in the available for sale securities portfolio. This unrealized loss, net of tax, at September 30, 1996 was $2.0 million compared to $.6 million at year-end 1995.

Liquidity

While the actual loan-to-deposit ratio increased to 86.1% from 78.4% at year-end 1995, liquidity remains adequate. Management believes the shifting of the deposit mix to time deposits should ultimately provide a greater level of stability in overall deposits. Demand deposits at September 30, 1996 were $107.9 million, an increase of $6.4 million from year-end 1995. The large liability dependency ratio has increased to 28.3% at September 30, 1996 from 19.58% at December 31, 1995. This was due to rising loan demand increasing over deposit growth funded by borrowed funds.


Contingencies and Other Matters

This discussion can be found on page 9, Note 6, of this report.





                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The information required by Part II, Item 1, of the Form 10-Q appears on page 9 of Part I, Item 1, Note 6, of this report and is herein incorporated by reference.


Item 6(b).  Reports on Form 8-K

Form 8-K dated September 27, 1996, regarding the Registrant's consummation of the acquisition of The First National Bank of Clifton Forge, Clifton Forge, Virginia.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereof duly authorized.



     (Registrant)                  MAINSTREET BANKGROUP
                                   INCORPORATED



Date November 12, 1996             /S/ JAMES E. ADAMS
                                   -----------------------------
                                   James E. Adams
                                   Chief Financial Officer/
                                   Group Executive/Treasurer