Form 10-K
period 1996-12-31
MAINSTREET BANKGROUP INC
filed 1997-03-18
CIK 216870

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K


              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1996

                          Commission File Number 0-8622


                        MainStreet BankGroup Incorporated
             (Exact name of Registrant as specified in its charter)

          Virginia                                     54-1046817
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


                                 P. O. Box 4831
                           Church & Ellsworth Streets
                          Martinsville, Virginia 24115
--------------------------------------------------------------------------------
                (Address of principal executive office) Zip Code

Registrant's telephone number, including area code     (540)  666-6724

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                   Name of Each Exchange on Which Registered
-------------------                   ------------------------------------------
       None                                             NASDAQ

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

                        Yes  [ X ]         No   [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 31, 1997 was $190,943,122.

(In determining this figure the Registrant assumes that all of its directors and principal executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purposes.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at January 31, 1997
  ------------------------------               ---------------------------------
   COMMON STOCK $5.00 Par Value                             11,353,559
  ------------------------------               ---------------------------------

                        MainStreet BankGroup Incorporated

                                    Form 10-K

                                      Index

                                     PART I

Item 1            Business
Item 2            Properties
Item 3            Legal Proceedings
Item 4            Submission of Matters to a Vote of Shareholders
                  Executive Officers of Registrant


                                     PART II

Item 5            Market  for   Registrant's   Common   Equity  and   Related
                  Shareholder Matters
Item 6            Selected Financial Data
Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8            Financial Statements and Supplementary Data
Item 9 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


                                    PART III

Item 10           Directors and Executive Officers of the Registrant
Item 11           Executive Compensation
Item 12           Security Ownership of Certain Beneficial Owners and Management
Item 13           Certain Relationships and Related Transactions


                                     PART IV

Item 14           Exhibits,  Financial  Statement  Schedules,  and Reports on
                  Form 8-K
                  Index to Exhibits
                  Signatures
                  Exhibits


                       DOCUMENTS INCORPORATED BY REFERENCE

    Proxy Statement, dated March 24, 1997 for Annual Meeting of Shareholders

                         PART III - Items 10 through 13

                                     PART I




Item 1.  Business

General

         MainStreet BankGroup Incorporated (the "Company," "Corporation," "BankGroup," or "Registrant"), through its subsidiary Banks ("Banks"), provides a full range of commercial banking, consumer banking and trust services to a variety of businesses and individual customers. All Banks are insured by the Federal Deposit Insurance Corporation and seek customers whose total financial requirements they can serve. As a result, most of the Banks' business customers are small and medium-sized entities. While the Company considers this middle market to be its primary business market, it has banking relations with many of the larger textile and furniture manufacturing companies with manufacturing facilities in the Martinsville, Virginia, trade area.

         During 1996, BankGroup acquired two banks as subsidiaries in transactions accounted for as pooling of interests. An aggregate of approximately 2,708,000 shares of stock were issued in these transactions. All prior year data has been restated to reflect these acquisitions. All financial data is presented in thousands, unless otherwise noted.

         The Company, through the Banks, actively competes for deposits, discount brokerage, loans and trust accounts with other financial institutions, including large regional bank holding companies with greater financial resources headquartered elsewhere in Virginia and North Carolina. Principal competitive factors are interest rates, services and lending limitations.

         It is the Company's policy to operate the Banks as separate banking institutions retaining their names and boards of directors. However, the Company utilizes a centralized management approach in providing direction to the Banks and performing selected services in the compliance, data processing, financial management, human resources, investment, accounting, marketing, mortgage, trust and audit areas. The Banks approve loans up to a specified credit limit, above which central credit administration approves the loans. The Banks also still must approve investments and other activities consistent with past practices and the needs of their communities. To coordinate the activities of the Banks and to maintain internal controls, the Company utilizes a planning and budgeting process which involves Company officers, presidents of the Banks, and principal department heads. Performance targets and budget goals are developed for each Bank on an annual basis, with financial and operating results reported and reviewed periodically during the year.

Subsidiaries

         Piedmont Trust Bank. Piedmont Trust Bank ("Piedmont") was incorporated in 1921 under the laws of Virginia. Piedmont's main office is in the City of Martinsville, a commercial center in southwest Virginia, and it has five branches in Martinsville and Henry County. Its primary service area has a population of approximately 72,400 and its economy is oriented toward the textile, furniture and prebuilt housing industries. It is supervised and examined by the Board of Governors of the Federal Reserve System and the State Corporation Commission of Virginia. It engages in general commercial banking business and offers the range of banking services that can be expected of a banking organization of its size. Piedmont is the largest bank in the Martinsville trade area with total assets of approximately $495.5 million, deposits of approximately $317.6 million and net loans of approximately $333.1 million at December 31, 1996.

         MainStreet Trust Company, N.A. MainStreet Trust Company ("Trust") was established as a national banking subsidiary late in 1996 and began offering a full range of trust services including personal trust, investment management, financial and tax counseling, employee benefits and custodial services on January 2, 1997. Trust assets under management increased from $575 million at December 31, 1995 (as the former Piedmont Trust Bank trust department) to $664 million at December 31, 1996. Trust is supervised and examined by the Comptroller of the Currency.

         Bank of Carroll. Bank of Carroll ("Carroll"), incorporated in 1971 under the laws of Virginia, was acquired in 1977. At December 31, 1996, it had total assets of approximately $64.2 million. Its main office is located in Hillsville, Carroll County, Virginia, and it has branches in Cana and Galax, Virginia. Its primary service area has a population of approximately 34,000. Carroll is supervised and examined by the Board of Governors of the Federal Reserve System and the State Corporation Commission of Virginia and engages in general commercial banking business.

         Bank of Ferrum. Bank of Ferrum ("Ferrum"), incorporated in 1917 under the laws of Virginia and converted during the 1920's to a national bank, was acquired in 1981. In 1995, Bank of Ferrum converted back to a state charter. At December 31, 1996, it had total assets of approximately $117.5 million. Its main banking office is located in Ferrum, Virginia, with branches at Oak Level and Rocky Mount, Virginia. Its primary service area has a population of approximately 43,000. Ferrum is supervised and examined by the Board of Governors of the Federal Reserve System and the State Corporation Commission of Virginia and engages in general commercial banking business.

         First Community Bank. First Community Bank ("Community"), incorporated in 1978 under the laws of Virginia, was acquired in 1983. At December 31, 1996, it had total assets of approximately $141.4 million. Community's main office is located in Forest, Virginia, and it operates six branches in the Lynchburg and Forest area. Its primary service area has a population of approximately 130,000. First Community is supervised and examined by the Board of Governors of the Federal Reserve System and the State Corporation Commission of Virginia. Retail and commercial banking services are provided for customers in Forest, Bedford, Campbell and Amherst Counties and the City of Lynchburg, Virginia.

         The First Bank of Stuart. The First Bank of Stuart ("Stuart") was incorporated in 1921 as a national bank and acquired in 1986. In 1995, Stuart converted to a state charter. At December 31, 1996, it had total assets of approximately $151.8 million. Its main office is located in Stuart, Virginia, and it has five other offices all located in Patrick County, Virginia. Stuart is the largest bank in Patrick County. Its primary service area has a population of approximately 17,600. Stuart is supervised and examined by the Board of Governors of the Federal Reserve System and the State Corporation Commission of Virginia and engages in general commercial banking business.

         First Community Bank of Saltville. First Community Bank of Saltville ("Saltville") was established in 1903 under the Laws of Virginia and was incorporated in 1918 as a national bank and acquired in 1986. In 1995, Saltville converted back to a state charter. At December 31, 1996, it had total assets of approximately $124.7 million. Its main office is located in Saltville, Virginia, and it has two other offices located in Smyth County. Saltville is the third largest of the four banks in Smyth County. Its primary service area has a population of approximately 33,300. Saltville engages in general commercial banking business and is supervised and examined by the Board of Governors of the Federal Reserve System and the State Corporation Commission of Virginia.

         The First National Bank of Clifton Forge. The First National Bank of Clifton Forge was incorporated as a national bank in 1901 and was acquired in 1996. At December 31, 1996, it had total assets of $101.5 million. Its primary service area has a population of 22,600 and includes the city of Clifton Forge and Alleghany and Bath counties. Clifton Forge is supervised and examined by the Comptroller of the Currency and engages in general commercial banking business.

         Hanover Bank. Hanover Bank was incorporated under the laws of Virginia in 1988 and was acquired in 1996. At December 31, 1996, it had assets of $110.2 million. Hanover's main office is located in Mechanicsville and it has four branches in Hanover and Henrico counties. Its primary service area has a population of 305,000. Hanover engages in general commercial banking business and is supervised and examined by the Board of Governors of the Federal Reserve System and the State Corporation Commission of Virginia.


Competition

         The principal methods of competition in the banking industry are service, rates offered on loans and deposits and convenience of location. Competition also comes from financial service firms such as brokerage houses and mortgage companies. The Registrant has historically restricted its activities to a geographical area within the states of Virginia and North Carolina. Other bank holding company competitors have greater geographic coverage and some offer bank and bank-related services which the Registrant does not offer.

         The banking and trust subsidiaries of BankGroup compete primarily with other financial institutions and financial intermediaries for deposits, loans, and trust accounts.


Employees

          The total number of full-time equivalent persons employed by the Registrant and its subsidiaries as of December 31, 1996 was 551. The Registrant believes that its relationship with its employees is good, and no employees are represented by a labor union.

Information as to Classes of Service

         The following table sets forth, for the three fiscal years ended December 31, 1996, the percentage of total operating revenues contributed by each class of similar services which contributed 10% or more of total operating revenue of the Registrant and its subsidiaries in either of the last three years.

      Years Ended                                                             Percentage
      -----------                                                             ----------
   December 31, 1994                 Interest & Fees on Loans                    71.3%

   December 31, 1995                 Interest & Fees on Loans                    67.5

   December 31, 1996                 Interest & Fees on Loans                    66.8


   December 31, 1994                 Interest & Dividends on
                                     Securities Held to Maturity and
                                     Securities Available for Sale               25.3

   December 31, 1995                 Interest & Dividends on
                                     Securities Held to Maturity and
                                     Securities Available for Sale               22.3


   December 31, 1996                 Interest & Dividends on
                                     Securities Held to Maturity and
                                     Securities Available for Sale               22.0


SELECTED STATISTICAL INFORMATION OF MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES (REGISTRANT)

         The following statistical information is consolidated for the Registrant and its eight bank subsidiaries. Information is based on daily average balances. Nonaccrual loans are included in loans, net of unearned income.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY: INTEREST RATES AND INTEREST DIFFERENTIALS

         The table below shows the major categories of interest-earning assets and interest-bearing liabilities, the average balance, the interest earned or paid, the average yield/rate on daily average balances outstanding, net interest earnings and net yields on interest-earning assets for the periods indicated:

                                                                            Years Ended December 31
                                            ------------------------------------------------------------------------------------
                                                          1996                                         1995
                                            --------------------------------------         -------------------------------------
                                              Average                       Yield/          Average                       Yield/
                                              Balance         Interest       Rate           Balance       Interest         Rate
                                             ----------        -------       ------         --------       -------         ----
Loans, Net of Unearned Income (1)           $  730,753       $ 69,602        9.52%         $627,166        $60,490         9.64%
Mortgage Loans Held for Sale                       966            168       17.39               813            144        17.71
Securities Available for Sale (1)              256,372         16,382        6.39           174,795         10,274         5.88
Taxable Securities Held to Maturity             58,631          4,346        7.41            86,428          7,075         8.19
Nontaxable Securities Held to Maturity (1)      41,754          3,312        7.93            41,055          3,881         9.45
Interest-Earning Deposits in Other Banks         1,325             72        5.43               682              5          .73
Federal Funds Sold                               9,494            525        5.53            10,871            643         5.91
                                             ----------        -------      -----          --------        -------         ----
Total Interest-Earning Assets                1,099,295         94,407        8.59%          941,810         82,512         8.76%
Cash and Due from Banks                         30,372                                       27,294
Other Assets                                    34,000                                       35,968
Reserve for Loan Losses                         (9,648)                                      (9,176)
                                            ----------                                     --------
Total Assets                                $1,154,019                                     $995,896
                                            ==========                                     ========

Interest Checking Accounts                  $   91,921       $  2,644        2.88%         $ 88,062        $ 2,696         3.06%
Savings Deposits                               125,947          3,731        2.96           142,491          4,575         3.21
Money Market Investment Accounts                80,198          2,764        3.45            82,801          3,082         3.72
Other Time Deposits                            451,675         24,406        5.40           419,831         22,691         5.40
Borrowed Funds                                 177,770          9,310        5.24            65,079          3,713         5.71
                                            ----------       --------       -----          --------        -------         ----
Total Interest-Bearing Liabilities             927,511         42,855        4.62%          798,264         36,757         4.60%
Demand Deposits                                113,065                                      106,294
Other Liabilities                                8,650                                        7,378
                                            ----------                                     --------
Total Liabilities                            1,049,226                                      911,936
Shareholders' Equity                           104,793                                       83,960
                                            ----------                                     --------
Total Liabilities and Shareholders'
      Equity                                $1,154,019                                     $995,896
                                            ==========                                     ========

Net Interest Earnings/Margin                                 $51,552         3.97%                         $45,755         4.16%
                                                             =======         ====                          =======         ====
Net Yield on Interest-Earning Assets
    on a Taxable Equivalent Basis (2)                                        4.68%                                         4.86%
                                                                             ====                                          ====

                                                                      1994
                                                    --------------------------------------
                                                     Average                        Yield/
                                                     Balance        Interest         Rate
                                                     -------        --------         ----
Loans, Net of Unearned Income (1)                    $562,272        $50,771         9.03%
Mortgage Loans Held for Sale                            3,503            514        14.67
Securities Available for Sale (1)                     221,114         14,432         6.53
Taxable Securities Held to Maturity                    18,479            847         4.58
Nontaxable Securities Held to Maturity (1)             49,706          4,276         8.60
Interest-Earning Deposits in Other Banks                   50              2         4.00
Federal Funds Sold                                     17,538            716         4.08
                                                     --------        -------        -----
Total Interest-Earning Assets                         872,662         71,558         8.20%
Cash and Due from Banks                                26,697
Other Assets                                           39,045
Reserve for Loan Losses                                (9,106)
                                                     --------
Total Assets                                         $929,298
                                                     ========

Interest Checking Accounts                           $ 87,930        $ 2,504         2.85%
Savings Deposits                                      184,304          6,122         3.32
Money Market Investment Accounts                       98,890          3,192         3.23
Other Time Deposits                                   349,017         16,142         4.62
Borrowed Funds                                         27,442          1,237         4.51
                                                     --------        -------        -----
Total Interest-Bearing Liabilities                    747,583         29,197         3.91%
Demand Deposits                                        98,580
Other Liabilities                                       7,518
                                                     --------
Total Liabilities                                     853,681
Shareholders' Equity                                   75,617
                                                     --------
Total Liabilities and Shareholders'
      Equity                                         $929,298
                                                      ========

Net Interest Earnings/Margin                                         $42,361         4.29%
                                                                     =======         ====
Net Yield on Interest-Earning Assets
    on a Taxable Equivalent Basis (2)                                                4.85%
                                                                                     ====

       (1)  Interest   income   includes  the  effects  of  taxable   equivalent
adjustments  using a tax  rate of 35% for  1996  and 34% for  1995  and  1994 in adjusting interest on tax-exempt  securities and loans to a fully taxable basis.
Loan fees are included in total  interest  income as follows:  1996--$2,528,000;
1995--$1,969,000;  1994--$2,110,000. The average balance of nonaccrual assets is included in the calculation of asset yields.

       (2) Net yield on interest-earning assets represents net interest earnings divided by average amounts of total interest-earning assets.

         The following table sets forth for the period indicated a summary of the change in interest earned on a taxable equivalent basis and interest paid resulting from changes in volume and rates. The change in interest attributable to both rate and volume changes has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                1996 Compared to 1995 Increase               1995 Compared to 1994 Increase
                                                (Decrease) Due To Change In                  (Decrease) Due To Change In
                                            -------------------------------------       -----------------------------------------
                                                                          Total                                          Total
                                             Average       Average       Increase       Average        Average          Increase
                                             Volume          Rate       (Decease)       Volume           Rate          (Decrease)
                                             ------          ----       ---------       ------           ----          ----------
Interest Income:
   Investment Securities:
      Taxable                               $(2,109)       $ (620)       $(2,729)       $5,131         $ 1,097          $ 6,228
      Nontaxable*                                65          (634)          (569)         (791)            396             (395)
   Securities Available for Sale              5,147           961          6,108        (2,819)         (1,339)          (4,158)
   Loans, Net of Unearned*                    9,875          (763)         9,112         6,111           3,608            9,719
   Mortgage Loans Held for Sale                  27            (3)            24          (459)             89             (370)
   Interest-Bearing Deposits in Other Banks       8            59             67             6              (3)               3
   Federal Funds Sold                           (78)          (40)          (118)         (328)            255              (73)
                                             ------        ------        -------       -------         -------          -------
         Total Interest Income               12,935        (1,040)        11,895         6,851           4,103           10,954

Interest Expense:
   Interest Checking Accounts                   115          (167)           (52)            4             188              192
   Savings Deposits                            (507)         (337)          (844)       (1,348)           (199)          (1,547)
   Money Market Investment Accounts             (95)         (223)          (318)         (560)            450             (110)
   Other Time Deposits                        1,721            (6)         1,715         3,577           2,972            6,549
   Other Borrowed Funds                       5,926          (329)         5,597         2,074             402            2,476
                                             ------        ------        -------       -------         -------          -------

         Total Interest Expense               7,160        (1,062)         6,098         3,747           3,813            7,560
                                             ------         -----        -------        ------         -------          -------

Net Interest Income                         $ 5,775        $   22        $ 5,797        $3,104         $   290          $ 3,394
                                            =======        ======        =======        ======         =======          =======

*Fully Taxable-Equivalent Basis


SECURITIES AVAILABLE FOR SALE PORTFOLIO DATA

         The carrying and approximate market value and gross unrealized gains and losses of securities available for sale appear on page 36 of Part II, Item 8, Note 3 of this report and are herein incorporated by reference.

         Proceeds from the sale of these securities appear on page 32 of Part II, Item 8, Statement of Cash Flows of this report and are herein incorporated by reference. Gross gains and losses and pledged information appear on page 36 of Part II, Item 8, Note 3 of this report and are herein incorporated by reference.

         The following table shows the maturities of securities available for sale as of December 31, 1996 and the weighted average yields of such securities. Mortgage backed securities are included in each of the categories based on forecasted average life. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 35%. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                        Maturing
                                                             After One              After Five
                                     Within                  But Within             But Within            After
                                    One Year                 Five Years             Ten Years           Ten Years
                               Amount     Yield        Amount        Yield      Amount    Yield    Amount      Yield       Total
                               ------     -----        ------        -----      ------    -----    ------      -----       -----
U.S. Treasury Securities      $ 4,014     5.50%       $  2,032       5.85%    $   ---      ---%    $   ---      ---%     $  6,046
Obligations of U.S.
   Government Agencies            723     5.52          21,758       6.22       7,072     7.01         ---      ---        29,553
Mortgage Backed Securities     40,907     7.30         120,545       7.27      22,018     7.00      37,053     7.16       220,523
Collateralized Mortgage
   Obligations and REMICs       2,070     6.48           7,343       6.21       3,500     6.29      34,421     6.05        47,334
Corporate Bonds                 1,814     6.23           4,342       6.44       6,078     7.10         292     7.30        12,526
Other Securities                  ---      ---             ---        ---         ---      ---       9,329     7.08         9,329
Obligations of State &
   Political Subdivisions         ---      ---           5,373       7.52       3,015     9.27       1,324     7.86         9,712
                              -------                 --------                -------             --------               --------
                              $49,528                 $161,393                $41,683              $82,419               $335,023
                              =======                 ========                =======              =======               ========


         All Mortgage Backed Securities and Collateralized Mortgage Obligations held at December 31, 1996 were backed by U.S. Agencies. It is the Corporation's practice to review on a periodic basis those CMO's and REMIC's that do not pass the Federal Financial Institutions Examination Council's (FFIEC) high risk mortgage security test. Securities are tested at time of purchase and thereafter at quarterly intervals. The test addresses possible fluctuations in the average life and price sensitivity which are the primary risks associated with this type of security. Tests of these securities are subject to regulatory review.

SECURITIES HELD TO MATURITY PORTFOLIO DATA

         The carrying and approximate market value and gross unrealized gains and losses of securities held to maturity appear on page 37 of Part II, Item 8,
Note 4 of this report and are herein incorporated by reference.

         Proceeds from sales and calls of these securities  appear on page 32 of
Part II, Item 8, Statement of Cash Flows of this report and are herein incorporated by reference. Gross gains and losses and pledged information appear on page 37 of Part II, Item 8, Note 4 of this report and are herein incorporated by reference.

         The following table shows the maturities of securities held to maturity at December 31, 1996, and the weighted average yields of such securities. Mortgage backed securities are included in each of the categories based on forecasted average life. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 35%. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               Maturing
                                                   After One              After Five
                                 Within            But Within             But Within                 After
                                One Year           Five Years             Ten Years               Ten Years
                           Amount     Yield     Amount     Yield     Amount       Yield       Amount       Yield        Total
                           ------     -----     ------     -----     ------       -----       ------       -----        -----
U. S. Treasury Securities  $2,494     5.64%     $   ---     ---%     $   ---       ---%       $   ---       ---%      $ 2,494
Obligations of U.S.
   Government Agencies        ---      ---        4,623    6.40       13,769      7.22            987       8.91       19,379
Mortgage Backed Securities  4,076     7.46       15,438    7.43        4,221      7.13          3,760       6.77       27,495
Obligations of State and
   Political Subdivisions   3,276     8.75       15,044    8.36       17,099      8.12          5,732       7.88       41,151
                           ------               -------              -------                  -------                 -------

                           $9,846               $35,105              $35,089                  $10,479                 $90,519
                           ======               =======              =======                  =======                 =======

         All Mortgage Backed Securities in the held-to-maturity portfolio are backed by U.S. Agencies at December 31, 1996.

LOAN PORTFOLIO

         The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan:

                                                      December 31
                                   1996       1995       1994       1993       1992
                                --------   --------   --------   --------   --------
Commercial, Financial
         and Agricultural ...   $349,834   $276,532   $245,077   $218,454   $203,280
Real Estate-Mortgage ........    206,453    212,182    183,488    160,473    161,974
Consumer ....................    242,211    197,188    176,003    158,298    154,554
                                --------   --------   --------   --------   --------
Total Loans .................    798,498    685,902    604,568    537,225    519,808
Less:  Unearned Income and
       Deferred Fees ........     14,131     12,224      9,381      7,770      8,451
                                --------   --------   --------   --------   --------
Loans, Net of Unearned Income
       and Deferred Fees ....    784,367    673,678    595,187    529,455    511,357
Less:  Allowance for Loan
       Losses ...............     10,195      9,036      9,160      9,035      9,166
                                --------   --------   --------   --------   --------
Loans, Net ..................   $774,172   $664,642   $586,027   $520,420   $502,191
                                ========   ========   ========   ========   ========

         Commercial loans in recent periods have been made largely to small and medium size businesses, including forest products and building supply companies, real estate developers, small textile and furniture manufacturers and general contractors. In addition, this portfolio includes participations in loans to larger manufacturers in the area.


CONCENTRATIONS OF CREDIT RISK

         Virtually all of BankGroup's subsidiaries' business activity is with customers located in the southwestern, central and east central regions of Virginia. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries within the region including textile, furniture and pre-built housing, as well as agriculture. In addition, the ultimate collectibility of the Banks' loan portfolios and the recovery of the carrying amounts of repossessed property are susceptible to changes in the market conditions of this geographic region. The commercial portfolio is diversified with no significant concentrations of credit. At December 31, 1996, acquisition and development construction loans account for $40.2 million of the commercial portfolio. In addition, other commercial loans secured by real estate total $116.6 million. The real estate loan portfolio consists almost entirely of 1-4 family residential property. At December 31, 1996, BankGroup was the creditor for approximately $128.3 million of consumer loans for automobiles and mobile homes generated directly or purchased from established dealers (indirect). These loans are generally collateralized by the related property and are either endorsed or subject to mandatory dealer repurchase agreements.

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

         The following table shows the amount of commercial, financial and agricultural loans outstanding as of December 31, 1996 which mature or reprice:

                                                                        After
                                                                       One But
                                                   Within               Within            After
                                                  One Year            Five Years        Five Years           Total
                                                  --------            ----------        ----------           -----
Commercial, financial and agricultural           $239,891             $ 93,661          $16,282            $349,834

Interest rates are floating or adjustable         176,329                  ---             ---              176,329

Interest rates are fixed or predetermined          63,562               93,661           16,282             173,505

         The following table presents aggregate loan amounts for nonaccrual and past due loans as of the date indicated. Past due loans comprise loans which are contractually past due ninety days or more as to interest or principal payments.

                                                                   December 31
                                                --------------------------------------------
                                                   1996      1995     1994     1993     1992
                                                   ----      ----     ----     ----     ----
Consumer Loans:
   Loans accounted for on a nonaccrual basis    $    131   $   95   $  172   $   12   $  233
   Loans contractually past due 90 days or
    more as to interest or principal payments
    (but not included in nonaccrual loans) ...       987      606      500      364      932
All Other Loans:
   Loans accounted for on a nonaccrual basis .     2,944    3,288    2,727    2,553    5,263
   Loans contractually past due 90 days or
    more as to interest or principal payments
    (but not included in nonaccrual loans) ...     2,074    1,790    1,265    2,207    1,106

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

         Nonaccrual and 90-day past due loans are considered by the Company to be nonperforming loans. Such assets totaled .78% of loans, net of unearned income at December 31, 1996 and .86% at December 31, 1995.

         The effect of nonaccrual loans on interest income for 1996, 1995 and 1994 appears on page 38 of Part II, Item 8, Note 5 of this report and is herein incorporated by reference.

         At December 31, 1996, 1995, and 1994 BankGroup had other real estate, which represents foreclosed properties totaling $.9 million, $1.7 million and $2.7 million, respectively, which is carried at the lower of cost or fair market value.

         The discussion of the recorded investment in loans which have been identified as impaired loans at December 31, 1996 and 1995 appears on page 38 of
Part II, Item 8, Note 5 of this report and is herein incorporated by reference.


SUMMARY OF LOAN LOSS EXPERIENCE

         The  description  of the allowance for loan losses  required by Part I,
Item I, of Form 10-K appears on page 34 of Part II, Item 8, Note 1 of this report and is herein incorporated by reference. The following table shows BankGroup's average loan balances for each period, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense.

                                                                         Years Ended December 31
                                               ------------------------------------------------------------------------------
                                                 1996             1995              1994              1993             1992
                                                 ----             ----              ----              ----             ----
Average amount of loans, net of unearned
   income, outstanding during the year         $730,753         $627,166          $562,272         $530,763          $503,178
                                               ========         ========          ========         ========          ========
Balance of Allowance for Loan Losses at
   beginning of period                         $  9,036         $  9,160          $  9,035         $  9,166          $  9,030
Loans charged off:
   Commercial, Financial and Agricultural         1,185              868             2,571              759             1,366
   Real Estate - Mortgage                            56              179               321              832             1,009
   Consumer                                       1,968              928               747              839               630
                                               --------         --------          --------         --------          --------
Total loans charged off                           3,209            1,975             3,639            2,430             3,005
                                               --------         --------          --------         --------          --------
Recoveries of loans previously charged of:
   Commercial, Financial and Agricultural           737              181               362              124               170
   Real Estate - Mortgage                             1                6                18              366                36
   Consumer                                         354              245               293              119               292
                                               --------         --------          --------         --------          --------
Total recoveries                                  1,092              432               673              609               498
                                               --------         --------          --------         --------          --------
Net loans charged off                             2,117            1,543             2,966            1,821             2,507
Additions to allowance charged to
   operating expense                              3,276            1,419             3,091            1,690             2,643
                                               --------         --------          --------         --------          --------
Balance at end of period                       $ 10,195         $  9,036          $  9,160         $  9,035          $  9,166
                                               ========         ========          ========         ========          ========
Ratio of net chargeoffs during period
   to average loans outstanding                     .29%             .25%              .53%             .34%              .50%
                                               ========         ========          ========         ========          ========

         Management has allocated the allowance for loan losses for the years indicated by loan category. This allocation of the allowance for loan losses for 1996 is based upon the previous five years' loan loss experience, specific reserves, and unallocated amounts. Prior years allowance for loan losses were based solely upon previous loan experience. This allowance is not intended to be management's judgment as to future loan losses to be experienced by loan type. The amount of the loan loss reserve by category and the percentage of each category to total loans is as follows:

                           December 31, 1996     December 31, 1995    December 31, 1994      December 31, 1993    December 31, 1992
                           -----------------     -----------------    -----------------      -----------------    -----------------
                           Amount      %          Amount      %         Amount      %          Amount     %         Amount       %
                           ------      -          ------      -         ------      -          ------     -         ------       -
Balance at end of period
   applicable to:
Commercial, Financial
   and Agricultural       $ 1,083     44%        $4,023      40%       $6,822      41%         $3,149     41%       $4,374      39%
Real Estate                 1,010     26          1,013      31           936      30           2,311     30         3,559      31
Installment                 1,335     30          4,000      29         1,402      29           3,575     29         1,233      30
Specific Reserves           1,477     --            ---      --           ---      --             ---     --           ---      --
Unallocated                 5,290     --            ---      --           ---      --             ---     --           ---      --
                          -------    ---         ------     ---        ------     ---          ------    ---        ------     ---
Total                     $10,195    100%        $9,036     100%       $9,160     100%         $9,035    100%       $9,166     100%
                          =======    ===         ======     ===        ======     ===          ======    ===        ======     ===


RETURN ON EQUITY AND ASSETS

         The ratio of net income to average shareholders' equity and to average total assets, and certain other ratios, is presented below:

                                                                      Years Ended December 31
                                                    -------------------------------------------------------
                                                     1996                      1995                    1994
                                                     ----                      ----                    ----
Return on Average Shareholders Equity               15.01%                    16.07%                   8.72%
Return on Average Assets                             1.36                      1.35                     .71
Dividend Payout Ratio                               35.77                     29.37                   49.21
Average Shareholders' Equity to Average Assets       9.08                      8.43                    8.14

FINANCIAL INSTRUMENTS WITH OFF-BALANCE -SHEET RISK

    The information required by this section of Part I, Item I of Form 10-K appears on page 47 of Part II, Item 8, Note 17 of this report and is herein incorporated by reference.

SHORT-TERM BORROWINGS

    Federal funds purchased and corporate cash management accounts generally represent overnight borrowing transactions. Repurchase agreements and FHLB borrowings generally represent monthly borrowing tansactions.

         The details of these categories for the years 1996, 1995 and 1994 are presented in the table below:

                                                 1996         1995         1994
                                                 ----         ----         ----
Short-Term Borrowings:

Federal Funds Purchased and
   Corporate Cash Management:
     Balance at end of year ..............    $ 33,728     $ 42,111     $ 16,677
     Average during the year .............      21,026       18,808       13,604
     Maximum month-end balance ...........      56,720       42,110       21,138
     Weighted average rate during the year        4.58%        4.64%        3.16%
     Weighted average rate at December 31         5.91%        5.36%        4.35%

Repurchase Agreements:
     Balance at end of year ..............    $145,356     $ 37,127     $   --
     Average during the year .............      62,972       26,978         --
     Maximum month-end balance ...........     147,922       63,956         --
     Weighted average rate during the year        5.49%        6.00%        --
     Weighted average rate at December 31         5.78%        5.85%        --

FHLB Borrowings:
     Balance at end of year ..............    $ 27,350     $ 32,350     $  4,000
     Average during the year .............      31,449        7,660          495
     Maximum month-end balance ...........      32,488       32,350        4,000
     Weighted average rate during the year        5.01%        6.50%        2.02%
     Weighted average rate at December 31         5.59%        5.76%        6.35%

    The weighted average rates paid in aggregate on these borrowed funds for 1996, 1995 and 1994 were 5.17%, 5.58%, and 3.27%, respectively.


LONG-TERM BORROWINGS

    FHLB borrowings represent long-term borrowings.

         The details of these categories for the years 1996, 1995 and 1994 are presented in the table below:

                                                   1996        1995      1994
                                                   ----        ----      ----
Long-Term Borrowings:
FHLB Borrowings and Advances:
     Balance at end of year .................    $70,786     $   929     $  --
     Average during the year ................     58,677         735        --
     Maximum month-end balance ..............     70,929       1,000        --
     Weighted average rate during the year ..       5.38%       7.75%       --
     Weighted average rate at December 31 ...       5.07%       7.75%       --

DEPOSITS

         Average total deposits of the Banks for 1996 were approximately $863 million, an increase of 3% from $839 million for 1995. The Banks generally have a large, stable base of time deposits, principally certificates of deposits, money market investment accounts and individual retirement accounts obtained primarily from customers in Virginia. The Banks have not utilized brokered deposits.

INTEREST RATE SENSITIVITY

         The following table sets forth maturity/repricing information with respect to the major categories of Interest-Earning Assets and Interest-Bearing Liabilities as of December 31, 1996:

                                                                                  Maturing/Repricing In
                                                      --------------------------------------------------------------------------
Interest-Earning Assets                               Under 3 Mos.        3-6 Mos.       6-12 Mos.      Over 1 Yr.       Total
-----------------------                               ------------        --------       ---------      ----------       -----
Time Balances Banks ..............................    $       518     $      --       $      --       $      --      $       518
Mortgage Loans Held for Sale .....................            742            --              --              --              742
Securities Available for Sale ....................         73,054          50,789          90,957         120,223        335,023
Securities Held to Maturity ......................         17,609           3,698          11,550          57,662         90,519
Loans ............................................        284,266          41,198          86,389         372,514        784,367
                                                      -----------     -----------     -----------     -----------    -----------

Total Interest Earning Assets ....................    $   376,189     $    95,685     $   188,896     $   550,399    $ 1,211,169
                                                      ===========     ===========     ===========     ===========    ===========

Cumulative Total Interest-Earning Assets..........    $   376,189     $   471,874     $   660,770     $ 1,211,169    $ 1,211,169
                                                      ===========     ===========     ===========     ===========    ===========
Interest-Bearing Liabilities
NOW, Money Market and Savings ....................        123,467           3,219           6,435         169,995        303,116
Time Deposits $100,000 and Over ..................         24,443          15,337          20,449          29,960         90,189
Other Time Deposits ..............................         78,461          61,774          96,779         135,211        372,225
                                                      -----------     -----------     -----------     -----------    -----------
Total Interest-Bearing Deposits ..................        226,371          80,330         123,663         335,166        765,530

Short-Term Debt ..................................        213,799            --              --              --          213,799
FHLB Advances ....................................         45,000            --              --              --           45,000
Long-Term Debt ...................................         25,000              71              71             887         26,029
                                                      -----------     -----------     -----------     -----------    -----------

Total Borrowings .................................        283,799              71              71             887        284,828
                                                      -----------     -----------     -----------     -----------    -----------

Total Interest-Bearing Liabilities ...............    $   510,170     $    80,401     $   123,734     $   336,053    $ 1,050,358
                                                      ===========     ===========     ===========     ===========    ===========

Cumulative Total Interest-Bearing Liabilities ....    $   510,170     $   590,571     $   714,305     $ 1,050,358    $ 1,050,358
                                                      ===========     ===========     ===========     ===========    ===========

Net Total Assets/Liabilities .....................    $  (133,981)    $    15,284     $    65,162     $   214,346    $   160,811
                                                      ===========     ===========     ===========     ===========    ===========

Cumulative Net Total Assets/Liabilities ..........    $  (133,981)    $  (118,697)    $   (53,535)    $   160,811    $   160,811
                                                      ===========     ===========     ===========     ===========    ===========

Management  reviews the behavior of infrequently  repriced deposit products with
indefinite   maturities  and  accordingly  adjusts  the  overall  interest  rate sensitivity position for non rate sensitive core balances.

Item 2.  Properties

         Registrant maintains its corporate headquarters at Church and Ellsworth Streets in Martinsville, Virginia in a six-story office building complex of Piedmont Trust Bank. In addition, the Registrant and its subsidiaries own or lease other properties for their general banking business. As of December 31, 1996, the Registrant's subsidiaries conduct business through thirty-five office locations, fourteen of which are leased from non-affiliated owners and the remainder are owned by the subsidiaries.

         The Registrant's subsidiaries own several parcels of other real estate which represent foreclosed dwellings and several acres of land. The book value of this property at December 31, 1996 was approximately $.9 million which approximates fair market value.

         With respect to the leased properties, leases expire at various dates from 1997 through 2007, all of which are renewable at the option of the Registrant.


Item 3.  Legal Proceedings

    The information required by Part I, Item 3 of Form 10-K appears on page 50 of Part II, Item 8, Note 21 of this report and is herein incorporated by reference.

Item 4.  Submission of Matters to a Vote of Shareholders
         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K the following list is included as an unnumbered item in Part I of this report in lieu of being included in Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1997.

The following is a list of names and ages of all executive officers of the registrant; terms of office as officers; positions and offices with the registrant held by each officer and each person's principal occupations or employment during the past five years.

                                                                                                                 First Elected
   Name (Age)                                   Offices and Positions Held                                       As An Officer
   ----------                                   --------------------------                                       -------------
Michael R. Brenan  (44)                      Chairman of the Board, President,                                        06/94
                                                   Chief Executive Officer and
                                                   Director of BankGroup

James E. Adams  (52)                         Executive Vice President, Chief Financial                                10/94
                                                   Officer, Treasurer, Director of The
                                                   First Bank of Stuart and Director
                                                   of MainStreet Trust Company, N.A.

Rebecca J. Jenkins  (46)                     Executive Vice President, Corporate                                      09/94
                                                   Secretary and Director of MainStreet
                                                   Trust Company, N.A.

Mark J. Wenick (37)                          Director of Trust Services                                               04/96


S. Richard Bagby (56)                        Senior Vice President and Chief                                          03/94
                                                   Credit Officer

William D. Kerr (48)                         Senior Vice President and Chief                                          07/77
                                                   Information Officer

Kenneth E. Lust (46)                         Senior Vice President and                                                09/94
                                                     Chief Operations Officer

Beverly L. Mitchell (49)                     Senior Vice President and Chief Market Manager                           08/95


Mr. Brenan joined MainStreet BankGroup Incorporated as President and Chief Executive Officer in June of 1994. From January 1992 until that time, he served as President and Chief Operating Officer of Bank One, Youngstown, N.A., Youngstown, Ohio. From July 1988 through December 1991, Mr. Brenan served as President and Chief Executive Officer of Bank One, Portsmouth, N.A., Portsmouth, Ohio.

Mr. Adams joined MainStreet BankGroup Incorporated in October of 1994 as Senior Vice President, Chief Financial Officer and Treasurer. Mr. Adams was promoted to Executive Vice President in June of 1996. Before coming to BankGroup, he was Executive Vice President and Chief Financial Officer for Dominion Bankshares Corporation, Roanoke, Virginia, from September 1991 to March 1993. Prior to this position, he was the Chief Financial Officer for Shawmut National Corporation, Hartford, Connecticut, from August 1987 through September 1991.

Ms. Jenkins joined MainStreet BankGroup Incorporated in September of 1994 as Senior Vice President and Corporate Secretary. Ms. Jenkins was promoted to Executive Vice President in June of 1996. Until Ms. Jenkins came to BankGroup, she served in various capacities at Bank One, Youngstown, N.A., Youngstown, Ohio, beginning as General Counsel in July 1989. In January 1994, she was appointed to Regional Counsel Banc One Ohio Corporation. Disclosure of family relationships between executive officers is required by Regulation S-K, Item 401
(d). Ms. Jenkins is the wife of Mr. Lust.

Mr. Wenick joined MainStreet BankGroup Incorporated in April of 1996 as Director of Trust Services. In December, 1996, Mr. Wenick was elected Chairman and Chief Executive Officer of MainStreet Trust Company, N.A. Prior to that time, Mr. Wenick served as Senior Vice President and Market Manager for Bank One Trust Company, N.A., Youngstown, Ohio, from February 1993 to April 1996. From December 1987 to February 1993, he served as Vice President and Trust Officer for the Dollar Savings and Trust Company, Youngstown, Ohio.

Mr. Bagby joined Piedmont Trust Bank in June of 1980 as Vice President - Commercial Loans and was elected Senior Vice President of Credit Administration for MainStreet BankGroup Incorporated in March of 1994.

Executive officer William D. Kerr has served the registrant or its subsidiary in various executive capacities for the past seven years.

Mr. Lust joined  MainStreet  BankGroup  Incorporated  in September  1994 as Vice
President in Credit Administration. In July 1996, he was named Senior Vice President and Chief Operations Officer. Prior to joining BankGroup, he was Vice President at Bank One, Youngstown, N.A., Youngstown, Ohio, for five years. Disclosure of family relationships between executive officers is required by Regulation S-K, Item 401 (d). Mr. Lust is the husband of Ms. Jenkins.

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

During calendar year 1996, 1,415,664 shares of MSBC stock were traded through NASDAQ. As of December 31, 1996, MSBC was owned by 3,405 shareholders of record not including nominee holders which would increase the total. At year end, 11,342,248 shares were outstanding. All common stock in subsidiary affiliate Banks is owned entirely by MainStreet BankGroup.

The following table sets forth the cash dividends paid per share and information regarding the market prices per share of common stock for MSBC for the periods indicated. The price ranges are based on actual high and low bid transactions as reported on the NASDAQ National Market System.

   1996        High              Low               Close              Dividend
   ----        ----              ---               -----              --------
   4th         19-1/2            16-3/4            19                   .14
   3rd         19-1/2            16-1/4            18-1/2               .13
   2nd         17                15-1/2            16-1/4               .11
   1st         17                12-3/4            16                   .11

   1995        High              Low               Close              Dividend
   ----        ----              ---               -----              --------

   4th         13-3/4            12-5/8            13                   .10
   3rd         13-1/8            11-7/8            12-5/8               .09
   2nd         13-1/8            11                12-53/100            .10
   1st         11-3/4             9-3/8            11-1/4               .08

On February 20, 1996, MainStreet BankGroup declared a two-for-one stock split, in the form of a 100% stock dividend, payable March 15, 1996 to stockholders of record March 4, 1996. Shareholders received one additional share of common stock for each share held on the record date.

Item 6.  Selected Financial Data

(In Thousands, Except Per Share Data and Ratios)


                                                                                Years Ended December 31
                                                  ----------------------------------------------------------------------------
SUMMARY OF OPERATIONS                                 1996              1995              1994           1993            1992
                                                      ----              ----              ----           ----            ----
Interest Income                                   $   93,302         $ 81,169          $ 70,077        $ 67,592       $ 68,203
Interest Expense                                      42,855           36,757            29,197          28,948         33,200
                                                   ---------         --------          --------        --------       --------

Net Interest Income                                   50,447           44,412            40,880          38,644         35,003
Provision for Loan Losses                              3,276            1,419             3,091           1,690          2,643
                                                   ---------         --------          --------        --------       --------
Net Interest Income After Provision
     For Loan Losses                                  47,171           42,993            37,789          36,954         32,360
Noninterest Income                                    11,028            8,526             1,724           6,991          7,050
Noninterest Expense                                   35,348           32,461            32,073          31,351         26,808
                                                   ---------         --------          --------        --------       --------

Income Before Income Taxes                            22,851           19,058             7,440          12,594         12,602
Income Tax Expense                                     7,118            5,566               843           3,407          3,486
                                                   ---------         --------          --------        --------       --------
NET INCOME                                        $   15,733         $ 13,492          $  6,597        $  9,187       $  9,116
                                                  ==========         ========          ========        ========       ========

PER SHARE DATA
Net Income:
     Primary                                      $     1.37         $   1.26          $    .63        $    .89       $    .89
     Fully Diluted                                      1.37             1.21               .62             .85            .85
Cash Dividends                                           .49              .37               .31             .27            .21
Net Book Value                                          9.55             8.74              7.77            7.43           6.78
Net Book Value GAAP                                     9.56             8.69              6.97            7.43           6.78

DAILY AVERAGES
Total Assets                                      $1,154,019         $995,896          $929,298        $880,050       $818,780
Interest-Earning Assets                            1,099,295          941,810           872,662         832,625        777,851
Securities Available for Sale                        256,372          174,795           221,114         223,377        193,581
Securities Held to Maturity                          100,385          127,483            68,185          48,520         42,639
Loans, Net of Unearned Income                        730,753          627,166           562,272         530,763        503,178
Allowance for Loan Losses                              9,648            9,176             9,106           9,498          9,700
Deposits                                             862,806          839,479           818,721         773,546        720,797
Interest-Bearing Liabilities                         927,511          798,264           747,583         712,500        670,972
Shareholders' Equity                                 106,285           88,546            81,114          73,560         66,205
Shareholders' Equity GAAP                            104,793           83,960            75,617          73,560         66,205

                                                                               Years Ended December 31
AT YEAR END                                           1996              1995             1994            1993            1992
                                                      ----              ----             ----            ----            ----
Total Assets                                      $1,288,837       $1,064,872          $942,385        $910,729       $860,006
Interest-Earning Assets                            1,211,169        1,010,044           880,312         857,082        813,101
Securities Available for Sale                        335,023          211,970           127,030         203,851        184,538
Securities Held to Maturity                           90,519          112,181           152,214          80,297         74,544
Loans, Net of Unearned Income                        784,367          673,678           595,187         529,455        511,357
Allowance for Loan Losses                             10,195            9,036             9,160           9,035          9,166
Deposits                                             886,519          845,577           830,597         796,775        753,137
Interest-Bearing Liabilities                       1,050,358          844,825           754,789         732,311        697,149
Shareholders' Equity                                 108,287           99,254            80,311          76,044         68,912
Shareholders' Equity GAAP                            108,476           98,657            71,994          76,055         68,912

RATIOS
Return on Average Assets                               1.36%           1.35%               .71%          1.04%           1.11%
Return on Average Shareholders' Equity                15.01           16.07               8.72          12.49           13.77
Average Shareholders' Equity to Average Assets         9.08            8.43               8.14           8.36            8.09
Efficiency Ratio                                      56.98           59.43              61.86          61.51           62.57
Net Interest Margin                                    4.68            4.86               4.85           4.82            4.69

CREDIT QUALITY RATIOS
Allowance for Loan Losses to Nonperforming Loans     166.15%         156.36%            196.40%        175.92%         121.66%
Allowance for Loan Losses to Nonperforming Assets    141.40          117.81             127.03          88.52           67.80
Allowance for Loan Losses to Year-End Loans, Net
    of Unearned Income                                 1.30            1.34               1.54           1.71            1.79
Net Charge-Offs to Average Loans, Net of Unearned
    Income                                              .29             .25                .53            .34             .50

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


1996 vs. 1995

Overview

         MainStreet BankGroup Incorporated reported record earnings of $15.7 million in 1996 compared to $13.5 million in 1995, an increase of 16.6%. This translates to $1.37 per share on a fully diluted basis for 1996 compared to $1.21 per share for 1995. These earnings produced a return on average assets of 1.36% and a return on average shareholders' equity of 15.01% in 1996 compared to a return on average assets of 1.35% and a return on average shareholders equity of 16.07% in 1995. In 1996, a two-for-one stock split, in the form of a 100% stock dividend, was paid. Also, effective in the fourth quarter, the quarterly dividend was raised to $0.14 per share. Cash dividends increased from $0.37 in 1995 to $0.49 in 1996. Market capitalization increased to approximately $216 million at December 31, 1996 compared with $148 million at December 31, 1995. Average interest-earning assets increased $157.5 million with upward increases in both loans and investments and funded principally by borrowed funds and higher costing deposit liabilities. The provision for loan losses increased $1.9 million in 1996 over 1995 primarily driven by increased loan volume and higher net charge-off levels. Noninterest income, excluding securities gains, increased $1.9 million in 1996 over 1995. Securities gains totaled $610 thousand in 1996 compared with $43 thousand in 1995. Noninterest expense rose $2.9 million over 1995 expenses.

         1996 was a year of expansion for the Corporation. Two acquisitions were completed during the year. In September 1996, the Corporation consummated the acquisition of The First National Bank of Clifton Forge, Clifton Forge, Virginia for approximately $26.2 million of common stock. In November 1996, Hanover Bank in Mechanicsville, Virginia was acquired for approximately $22.5 million of common stock. Each transaction was valued at the time of consummation.

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

         The general level of interest rates declined in the first quarter of 1996 as the Federal Reserve eased monetary policy. The prime rate decreased in tandem with the drop in short-term interest rates, maintaining a favorable 300 basis points spread between prime and the Federal funds rate. This change in market rates, along with management's expansion of investment alternatives to better employ capital and enhance shareholder returns, resulted in a 18 basis points decline in the Corporation's net interest margin to 4.68% for 1996 compared to the 4.86% achieved in 1995. Average earning assets increased $157.5 million, or 16.7%, with higher yielding loans accounting for $103.6 million of the total growth. The overall cost of interest-bearing liabilities increased by 2 basis points, due largely to the increased mix of earning assets funded by higher cost borrowed funds. The favorable growth in earning assets, partially offset by the compression in the net interest margin, resulted in an increase in net interest income of $6.0 million, or approximately 13.6% above 1995.

Provision for Loan Losses

         A provision for loan losses is charged to earnings for the purpose of establishing an allowance for loan losses. Losses are, in turn, charged to this allowance rather than being reported as a direct expense. In 1996, $3.3 million was expensed as a loan loss provision, compared with $1.4 million in 1995, an increase of $1.9 million, or 130.9%. Net loan charge-offs were $2.1 million compared with $1.5 million in 1995. The ratio of charge-offs to average loans, net of unearned income, for 1996 was .29% compared to 1995's level of .25%. The amount of the allowance for loan losses is established based on a continual review of the overall quality of the loan portfolio. In this analysis, consideration is given to nonaccrual, past due and other problem loans, historical loan loss experience and the growth and mix of the loan portfolio. Current and projected economic conditions are also variables that must be considered in establishing the allowance. At year-end 1996, the ratio of the allowance to loans, net of unearned income, was 1.30% compared with the 1.34% at December 31, 1995. The allowance for loan losses at December 31, 1996 represented 166.15% of nonperforming loans, compared with 156.36% at December 31, 1995. The allowance for loan losses is evaluated on a quarterly basis and was considered adequate at December 31, 1996. A discussion concerning credit quality is included in the "Loans and Credit Quality" section of this discussion.

Noninterest Income

         Noninterest income, excluding gains on securities transactions, totaled $10.4 million for 1996 compared to $8.5 million in 1995, an increase of $1.9 million, or 22.8%. Of this increase $.7 million was due to an increase in service charges. Higher volume related activity charges associated with transaction accounts and the full year impact of revised service charge fee schedules introduced during the latter half of 1995 contributed to this increase. Other fee income increased $.8 million in 1996 over 1995 due to gains on other real estate, credit card fees, and other income. Trust income increased $.5 million in 1996, or 20.5% over 1995 income. Total trust assets under management increased to $664 million at December 31, 1996 from $575 million at December 31, 1995.

Investment Securities Gains

         Securities gains totaled $610 thousand in 1996 compared to $43 thousand in 1995. During 1996, the Corporation sold its investments in certain bank stocks that were deemed to be no longer compatible with its merger and acquisition strategies. These divestitures, which totaled $373 thousand, along with calls of various higher yielding securities accounted for the bulk of the 1996 securities gains.

Noninterest Expense

         Total noninterest expense was $35.3 million at December 31, 1996 compared to $32.5 million at December 31, 1995, an increase of $2.9 million, or 8.9%. Of this increase, salaries and employee benefits increased $1.8 million or 10.5%. The opening of two new branch locations during the year as well as sales staff additions necessary to produce additional earning asset volumes and staff support required to process the additional production resulted in an increase in full-time equivalent employees from 492 at year-end 1995 to 551 at year-end 1996. The category of other noninterest expense increased $1.5 million, or 19.9% over 1995 levels. Included in other expenses were approximately $943 thousand of costs directly associated with the two acquisitions completed during the year. FDIC insurance expense dropped $1.0 million in 1996 compared with 1995 levels as a result of the new assessment rate schedule adopted by the Federal Deposit Insurance Corporation (FDIC) during 1995.


Provision for Income Taxes

         Current tax expense was $7.1 million in 1996 compared to $5.6 million in 1995. This increase was primarily due to acquisition expenses which are considered nondeductible capital expenditures rather than current business expenses. Although tax exempt interest in total declined from prior year, it remains the major component in reducing the effective tax rate. The Company's effective tax rate was 31.1% in 1996 and 29.2% in 1995.


BALANCE SHEET


Investment Portfolio

         Investments including securities available for sale and securities held to maturity totaled $425.5 million on December 31, 1996, compared to $324.2 million at December 31, 1995. The increase occurred in the available for sale position and was comprised principally of adjustable rate mortgage backed securities funded with floating rate debt. As of December 31, 1996, 78.7% of the Corporation's investment portfolio was classified in the "available for sale" category, with the remaining 21.3% of investment securities classified as "held to maturity." This distribution allows flexibility in the management of interest rate risk, credit, liquidity and capital adequacy. The maturity distribution of all securities and average taxable equivalent yields as of December 31, 1996 are shown on page 8 of this report. The investment portfolio is well positioned to protect against interest rate risk, with 44.1% of total investments in adjustable rate securities. The weighted average duration of the portfolio was
2.43 years with an average life of 3.99 years, as of December 31, 1996.

         The available for sale portfolio is periodically stress tested to monitor the sensitivity to interest rate movements. This testing is performed by an outside third party who uses a combination of information from Bloomberg and GAT (Global Advanced Technology), in order to apply consensus prepayment assumptions to the mortgage backed instruments. Based on this information, as of December 31, 1996, the available for sale portfolio could be expected to rise 4.23% in market value given a 300 basis point decline in interest rates and decline 7.85% in market value given a 300 basis point rise in interest rates.

Loans and Credit Quality

         Average loans, net of unearned income, increased $103.6 million in 1996 to $730.8 million, an increase of 16.5%. Continued low interest rates during 1996 prompted increases in consumer and mortgage loan volume. The majority of long-term fixed rate mortgages are sold in the secondary market. Those retained in the portfolio are generally either variable rate instruments or carry three to five year balloon maturities.

         Centralized credit risk management provides more uniform levels of standardization and underwriting among BankGroup affiliates. The Corporation manages credit risk through a number of methods including loan grading, industry type, and underwriting collateral. A formal loan review function provides an independent assessment of credit ratings, credit quality, and credit process. Management believes that early detection of credit problems through regular reviews of borrowers' collateral and financial performance is an important factor in overall credit quality.

         Although there were no large concentrations of credit to any particular industry, the economic trends of the areas served by BankGroup affiliates are influenced by the significant industries within the region including textiles, furniture, pre-built housing and agriculture. Virtually all of our business activity is with customers located in the central and western part of southern Virginia. The ultimate collectibility of the Banks' loan portfolios and the recovery of the carrying amounts of repossessed property are susceptible to changes in the market conditions of this geographic region. The Commercial portfolio is diversified with no significant concentrations of credit at December 31, 1996. Acquisition and development construction loans account for $40.2 million and $30.8 million of the commercial portfolio at December 31, 1996 and 1995, respectively. In addition, other commercial loans secured by real estate totaled $116.6 million and $96.5 million at December 31, 1996 and 1995, respectively. The real estate loan portfolio consists almost entirely of 1-4 family residential property. BankGroup was the creditor for approximately $128.3 million and $97.9 million at December 31, 1996 and 1995, respectively, of consumer loans for automobiles and mobile homes generated directly or purchased from established dealers (indirect). These loans are generally collateralized by the related property and many are either endorsed or subject to mandatory dealer repurchase agreements.

         During 1996, the Corporation's ratio of net charge-offs to average loans was .29% compared with .25% in 1995. At December 31, 1996, the allowance for loan losses to nonperforming assets was approximately 141.4% compared with 117.8% last year. The allowance for loan losses to nonperforming loans ratio was 166.2% at year end 1996, compared to 156.4% the previous year. On December 31, 1996, the allowance for loan losses to loans ratio was 1.30% compared with 1.34% in 1995. The Corporation believes that the allowance for loan losses of $10.2 million provides adequate coverage of potential loss exposure in the credit portfolio at December 31, 1996.


Other Assets

         Other assets at December 31, 1996 totaled $34.1 million compared to $17.0 million at December 31, 1995, an increase of $17.0 million. Bank Owned Life Insurance (BOLI) was purchased in the fourth quarter of 1996 at a one time premium of $15.0 million. The covered insurance is on individuals in the various Banks. The Banks are the owners and beneficiaries of the insurance policies.

This program will provide an additional, cost-effective source of funds that will help finance BankGroup's employee benefit programs. It is also a way for the Company to partner with the employees to reduce costs and improve profitability in an ever increasing competitive environment. Interest earned not collected increased $2.5 million in 1996 in comparison to 1995. This increase was primarily due to the increase in the interest earned not collected on mortgage backed securities. Mortgage backed securities increased with the continued implementation of leveraging transactions. Many of these securities had the 45 day delay payment schedules, therefore, increasing the interest earned not collected.


Deposits

    Total deposits at December 31, 1996 were $886.5 million compared to $845.6 million at December 31, 1995. The Corporation continues to experience a shift in deposit mix from savings deposits to time deposits, a trend begun in 1994. From year-end 1995 to year-end 1996, time deposits increased $35.7 million, while savings balances declined $11.7 million. Interest checking and money market accounts increased $9.4 million. Management attributes the shift in deposit mix to the relative flat interest rate environment and the continuation of deposit customers' preference for longer-term, higher yielding time deposits.

    Comparing average deposit balances to the previous year, the Corporation experienced an increase of $23.3 million, with $6.8 million of the increase occurring in noninterest-bearing demand deposit accounts. Average time deposits were up $31.8 million, while combined savings, interest-bearing checking and money market accounts decreased $15.3 million.


Other Interest-Bearing Liabilities

         Short-term debt includes federal funds purchased, securities sold under repurchase agreements, treasury tax and loan notes and Federal Home Loan Bank borrowings and advances. Total short-term debt at year-end 1996 was $213.8 million, compared to $111.7 million at December 31, 1995. As of December 31, 1996 long-term debt totaled $71.0 million. This was comprised of $70.8 million in FHLB borrowings and advances. The remaining $.2 million was a five year capital lease on telephone equipment. The year-end to year-end increases in borrowings were primarily associated with wholesale leverage transactions and increases in loan demand.


Shareholders' Equity

         Total shareholders' equity, excluding unrealized gains (losses) on securities, increased by $9.0 million in 1996 to $108.3 million at year-end. Dividends per share for 1996 were $.49 compared to $.37 for 1995. At year-end 1996, core capital (Tier 1) was 8.37% of assets against 9.26% at December 31, 1995. Total capital to risk based assets was 14.84% versus 16.30% the prior year. Our capital position remains strong with ratios substantially above regulatory prescribed minimums.

Asset/Liability Management

         Asset/liability management functions to maximize profitability within established guidelines for liquidity, capital adequacy and interest rate risk. Management seeks to minimize the risks to earnings and equity associated with movements in market interest rates. Measurement and monitoring of liquidity, capital adequacy and interest rate risk are performed centrally for the Corporation and the subsidiary banks, and reported under guidelines established by management, the Board of Directors and regulators.

         Interest rate sensitivity is traditionally measured in three ways: the difference, or gap, between interest sensitive earning assets and interest sensitive interest bearing liabilities, the resultant change in net interest income due to market interest rate fluctuations, and the effect of interest rate movements on the market, or economic value of assets, liabilities and equity. Management believes that the three measurement techniques are complimentary and are used together for management of interest rate risk with the Corporation. The Corporation utilizes an asset/liability management simulation model to measure potential earnings and economic value of equity risk. The simulation model, because of its dynamic nature, can capture the effects of present and future balance sheet trends, differing patterns of interest rate movement and changing relationships between rates (basis risk). Additionally, the model captures the impact of varying levels of prepayment risk on certain loan and investment categories and embedded options risk on deposits and alternative funding sources relative to movements in market rates. While most assets and liabilities reprice either at maturity or in accordance with their contractual terms, several balance sheet components demonstrate characteristics that require adjustments to more accurately reflect their repricing behavior. Assumptions based on historical pricing relationships and anticipated market conditions are made to certain core deposits to reflect the elasticity of the changes in their interest rates relative to changes in market rates. The Corporation separately utilizes outside sources to measure the effects of rising and declining rates on its mortgage-backed securities portfolios. This data is incorporated into the simulation model. According to these sources, the market value of these securities would decrease by approximately 3.2% with an average life extension of 1.9 years given a 200 basis point rise in market rates, and increase by approximately 3.5% with an average life decrease of 3.4 years under a 200 basis point decrease in market rates.

         Year-end 1996 simulations which forecast changes in net interest income that may result from movements in interest rates over the forward twelve month time horizon indicate that net interest income would decrease by approximately 6.38% given a rise of 300 basis points in market rates over the forward period and an increase of approximately 2.51% given a decline of 300 basis points. Likewise, the economic value of equity would decrease by approximately 1.21% and increase by approximately 8.9% under immediate and sustained 200 basis point market rate increases and decreases, respectively.

         The measurement of liquidity is performed by monitoring ratios that indicate the level of liquid assets relative to liabilities, the dependence on potential volatile funding sources, and the relationship of loans to deposits. While relying on core deposit relationships as the basis of liquidity, increased loan demand over the year has resulted in the Corporation seeking alternative sources of liquidity and utilizing existing sources to a higher level within established liquidity guidelines. It is anticipated that this trend will continue in 1997. To meet future liquidity needs, the Corporation and its subsidiary banks have expanded funding sources, primarily with the Federal Home Loan Bank, and continue to seek other alternative funding sources.

Effects of Inflation

         Over the past few years, the rate of inflation has been relatively moderate. However, because interest rates and the level of loans and deposits generally increase as the rate of inflation increases, the financial statements reflect these effects of inflation.

Recent Accounting Developments

         The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". BankGroup adopted the applicable portions of this statement effective January 1, 1997 which had no material effect on financial statements.


1995 VS 1994

Overview

    Net income was $13.5 million, or $1.21 per share on a fully diluted basis for 1995 compared to $6.6 million, or $.62 per share on a fully diluted basis, for 1994. During 1994 the Corporation's financial results were impacted by actions taken to restructure the balance sheet through security sales, an additional loan loss provision in order to maintain adequate loan loss reserve coverage and certain other less significant anomalies. Excluding these items, MainStreet's earnings would have been approximately $10.8 million in 1994. Return on average assets was 1.35% in 1995 compared with .71% in 1994. Return on average shareholders' equity was 16.07% in 1995 and 8.72% in 1994. Net interest income rose in 1995 driven by a higher level of earning assets. The provision for loan losses in 1995 declined $1.7 million or 54.1% in comparison to 1994. This decline can be attributed to increased credit quality driven by new policies and procedures for commercial lending. Noninterest income, excluding securities gains (losses), was $8.5 million, an increase of 14.8% over 1994 levels. During 1995, the Corporation implemented additional service charges on deposit accounts along with increased rates on existing charges. Noninterest expense for 1995 was $32.5 million and relatively stable when compared to the $32.1 million in 1994. During the fourth quarter, the Corporation called for redemption all of its outstanding 7% Convertible Subordinated Debentures for common stock. This reduced long-term debt by approximately $6.2 million with a corresponding increase in total shareholders' equity. Income tax expense was $5.6 million in 1995 compared to $.8 million in 1994. The previously mentioned restructuring of the balance sheet was the main cause of the tax position in 1994. The 1994 rate was also attributable to a reduction in expense of approximately $600 thousand. This was due to an agreement, during the second quarter of 1994, that BankGroup entered into with the Internal Revenue Service which settled a matter associated with the tax accounting for core deposit intangibles.


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

    The general level of interest rates declined in the second half of 1995 as the Federal Reserve eased monetary policy. The prime rate decreased in tandem with the drop in short-term interest rates, maintaining a 300 basis point spread between prime and federal funds rate. The impact on the Corporation's net interest margin was favorable, rising 1 basis point to 4.86% for 1995 compared to the 4.85% achieved in 1994. Average earning assets increased $69.1 million, or 7.92%. While the overall cost of interest-bearing liabilities increased, due largely to the upward repricing of time deposits generated during the low rate cycle of 1992 and 1993, a higher percentage of earning assets were funded by noninterest-bearing liabilities. The combination of an increasing net interest margin, a more profitable asset mix and growth in earning assets in 1995 generated an increase in net interest income of $3.5 million, or approximately 8.6%.


Provision for Loan Losses

    In 1995, $1.4 million was expensed as a loan loss provision, compared with $3.1 million in 1994, a reduction of $1.7 million, or 54.1%. Net loan charge-offs were $1.5 million compared with $3.0 million in 1994. The ratio of charge-offs to average loans, net of unearned income, for 1995 was .25% compared to 1994's level of .53%. At year-end 1995, the ratio of the allowance to loans was 1.34% compared with the 1.54% at December 31, 1994. The allowance for loan losses at December 31, 1995 represented 156.36% of nonperforming loans, compared with 196.40% at December 31, 1994. The allowance for loan losses is evaluated on a quarterly basis and was considered adequate at December 31, 1995. A discussion concerning credit quality is included in the "Loans and Credit Quality" section of this discussion.

Noninterest Income

    Noninterest income, excluding gains or losses on securities transactions, totaled $8.5 million in 1995 compared with $7.4 million in 1994, an increase of 14.8%. Trust income increased $416 thousand, or 20.5% over 1994 levels due to increased business development and an increased fee structure. Service charges on deposit accounts totaled $2.7 million, increasing 13.3% over 1994 levels. During 1995, the Corporation implemented additional service charges on deposit accounts along with increased rates on existing charges. Other noninterest income amounted to $3.3 million in 1995 compared to $2.9 million in 1994. This rise was due to increases in card services income, insurance commissions, discount income, and other small accounts.

Investment Securities Gains (Losses)

    Securities gains were $43 thousand in 1995 compared to losses of $5.7 million in 1994. During the fourth quarter of 1994, management restructured the Corporation's balance sheet, through the sale of that portion of collateralized mortgage obligations (securities) most sensitive to a rising rate environment. This action resulted in an after-tax charge to earnings of approximately $4.0 million.


Noninterest Expense

    Total noninterest expenses in 1995 were $32.5 million and stable with 1994 levels of $32.1 million. Salaries expense was $13.0 million in 1995 compared to $11.9 million in 1994, an increase of 9.0%. Part of this is attributable to staffing of key Holding Company positions in the latter part of 1994. Also, the Corporation accrued an estimate for separation costs associated with the consolidation of certain back office activities at the holding company level in accordance with its out-placement policy, which impacted total salary and benefit costs for 1995. Full time equivalent employees totaled 492 at year-end 1995 compared with 532 at year-end 1994. The remainder of the increase was due to normal salary increases. Employee benefit costs totaled $4.3 million in 1995 up 9.8% in comparison to 1994. These increases were due to rises in pension expense due to a new defined benefit plan along with a matching 401-K plan implemented by the Corporation. Increases in the stock price which affects the compensation expense accrued for stock options outstanding also contributed to the rise in 1995 expense.

    Net occupancy expense experienced a $70 thousand decrease in 1995 in comparison to 1994. Equipment costs were $3.5 million at year-end 1995 compared to $3.1 million in 1994, an increase of 13.1%. During 1995, the Corporation invested in new technology and equipment to enhance our capabilities to more efficiently respond to our customers. A new mainframe computer was installed and high speed data communication lines to each affiliate bank which has increased our speed of processing along with positioning us for growth and expansion. FDIC insurance expense dropped from $1.9 million in 1994 to $1.0 million in 1995 due to the refund received during the third quarter of 1995 and the reduced assessment rate for the remainder of 1995. FDIC insurance expenses for 1996 will be reduced further by a significant amount as the Corporation's subsidiary banks accrue to the minimum annual statutory requirement.

    Other noninterest expenses were $7.8 million for 1995 compared to $8.3 million for 1994, a decline of 6.8%. The Corporation concentrated on its processing activities during 1995 and continued to consolidate functions which positively impacted noninterest expense. This can also be seen in the decline of the efficiency ratio to 59.43% from 61.86% in 1994. The efficiency ratio is a measure of on-going operating expenses as they relate to tax-equivalent net interest income and noninterest income. All this was achieved while at the same time three of the bank subsidiaries moved from national to state bank charters.


Provision for Income Taxes

    Current income tax expense increased in 1995, primarily due to the settlement with the Internal Revenue Service regarding tax treatment of core deposit intangibles and the tax benefit derived from realized losses on the investment portfolio that occurred in 1994. Income tax expense amounted to $5.6 million in 1995, compared to $843 thousand in 1994. The Company's effective tax rate was 29.2% in 1995 and 11.3% in 1994.

BALANCE SHEET


Investment Portfolio

    Investments, including securities available for sale and securities held to maturity totaled $324.1 million on December 31, 1995, compared to $279.2 million the prior year. The increase occurred in the available for sale position and was comprised principally of adjustable rate Collateralized Mortgage Obligations (CMO's) funded with floating rate debt of the same index and repricing frequency. During fourth quarter of 1995, the Financial Accounting Standards Board allowed institutions a one time opportunity to restructure their investment portfolios under the designations of SFAS No. 115. Management took advantage of this opportunity by redesignating $35.7 million of "held to maturity" as "available for sale" without any penalty or tainting of the remaining "held to maturity" portfolio. As of December 31, 1995, 65.4% of the Corporation's investment portfolio was classified in the "available for sale" category, with the remaining 34.6% of investment securities classified as "held to maturity." This distribution allows more flexibility in the management of interest rate risk, credit, liquidity and capital adequacy.

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


Loans and Credit Quality

    Average loans, net of unearned income, increased from $562.3 million in 1994 to $627.2 million in 1995, up 11.5%. Declining interest rates during 1995 prompted double digit percentage increases in consumer and mortgage loan volume. Although there were no large concentrations of credit to any particular industry, the economic trends of the areas served by BankGroup affiliates are influenced by the significant industries within the region including textiles, furniture, pre-built housing and agriculture. Virtually all of our business activity is with customers located in the central and western part of southern Virginia. The ultimate collectibility of the Banks' loan portfolios and the recovery of the carrying amounts of repossessed property are susceptible to changes in the market conditions of this geographic region. The Commercial portfolio is diversified with no significant concentrations of credit at

December 31, 1995. Acquisition and development construction loans account for $30.8 million and $31.0 million of the commercial portfolio at December 31, 1995 and 1994, respectively. In addition, other commercial loans secured by real estate totaled $96.5 million and $72.0 million at December 31, 1995 and 1994, respectively. The real estate loan portfolio consists almost entirely of 1-4 family residential property. MainStreet BankGroup was the creditor for approximately $97.9 million and $82.4 million at December 31, 1995 and 1994, respectively, of consumer loans for automobiles and mobile homes generated directly or purchased from established dealers (indirect). These loans are generally collateralized by the related property and many are either endorsed or subject to mandatory dealer repurchase agreements.

    During 1995, the Corporation's ratio of net charge-offs to average loans was .25% compared with .53% in 1994. At December 31, 1995, the allowance for loan losses to nonperforming assets was approximately 117.8% compared with 127.0% last year. The allowance for loan losses to nonperforming loans ratio was 156.36% at year end 1995, compared to 196.4% the previous year. On December 31, 1995, the allowance for loan losses to loans ratio was 1.34% compared with 1.54% in 1994. The Corporation believes that the allowance for loan losses of $9.0 million provides adequate coverage of potential loss exposure in the credit portfolio at December 31, 1995.


Other Assets

    Other assets at December 31, 1995 were $17.0 million compared to $25.3 million at December 31, 1994, a decline of 32.8%. In 1993, a subsidiary bank, Piedmont Trust Bank, (PTB) experienced a Trust Department defalcation involving misappropriation of customer funds by a former Trust Department employee at PTB. PTB filed a lawsuit against its insurance carriers to collect on a disputed claim for $5.5 million arising out of the defalcation. At December 31, 1994, PTB had other assets of $3.8 million on its balance sheet representing a receivable from insurance carriers. This dispute was settled on February 28, 1995 and final settlement payments on the agreement were received in accordance with the agreement in April, 1995.

    Deferred taxes on securities were $.3 million at December 31, 1995 a decline of $4.0 million, or 92.8%, from December 31, 1994 figures. This is the related tax effect of the unrealized losses in the securities portfolio and is netted against these losses in the shareholders' equity section of the balance sheet. Deferred taxes, other than securities, decreased $.9 million, or 17.3%, in 1995 compared to 1994.

Deposits

    Total deposits at December 31, 1995 were $845.6 million compared to $830.6 million at December 31, 1994. From year- end 1994 to year-end 1995, time deposits increased $65.5 million, while savings account balances declined $49.8 million. Interest checking and money market accounts decreased by $6.1 million. Management attributes the shift in deposit mix to the generally higher interest rate environment of 1994 and early 1995, attracting deposit customers into longer-term, higher yielding time deposits.

    Comparing average deposit balances to the previous year, the Corporation experienced an increase of $20.8 million.

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


Shareholders' Equity

    Total shareholders' equity, excluding unrealized losses on securities, increased by $18.9 million in 1995 to $99.3 million at year-end. Dividends per share for 1995 were $.37 compared to $.31 for 1994. At year-end 1995, core capital (Tier 1) was 9.26% of assets against 8.43% at December 31, 1994. Total capital to risk based assets was 16.30% versus 16.07% the prior year. Our capital position remains strong with ratios substantially above regulatory prescribed minimums.

    Financial reporting in accordance with Statement of Financial Account Standards (SFAS) No. 115 requires an adjustment to shareholders' equity for net unrealized losses in the "available-for-sale" securities portfolio. This adjustment at December 31, 1995 and 1994, was $.6 million and $8.3 million, respectively. After the adjustment, total shareholders' equity was $98.7 million and $72.0 million at December 31, 1995 and 1994, respectively.

Item 8.  Financial Statements and Supplementary Data




                        Report of Independent Accountants






To the Board of Directors and Shareholders
MainStreet BankGroup Incorporated:

We have audited the accompanying consolidated balance sheets of MainStreet BankGroup Incorporated and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MainStreet BankGroup Incorporated and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Separate financial statements of MainStreet BankGroup Incorporated and Subsidiaries, Hanover Bank, and The First National Bank of Clifton Forge for the year ended December 31, 1994, which have been combined to reflect the 1996 pooling of interests described in Note 2, were audited and reported on separately by other auditors prior to their combination herein. We audited the combination of the accompanying consolidated statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 1994; in our opinion, such consolidated statements have been properly combined on the basis described in Note 2 of notes to consolidated financial statements.



                                                    /s/Coopers & Lybrand L.L.P.
                                                    ---------------------------
                                                    COOPERS & LYBRAND L.L.P.


Greensboro, North Carolina
January 17, 1997

                          Independent Auditors' Report








To the Board of Directors and Shareholders MainStreet BankGroup Incorporated:



We have audited the consolidated statements of income, changes in shareholders' equity, and cash flows of MainStreet BankGroup Incorporated and subsidiaries (formerly Piedmont BankGroup Incorporated and subsidiaries) (BankGroup) for the year ended December 31, 1994 (not presented herein), prior to their restatement to reflect the 1996 poolings of interests as described in Note 2 of the notes to the December 31, 1996 consolidated financial statements included in the annual report on Form 10-K. These consolidated financial statements are the responsibility of BankGroup's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above (not presented herein) present fairly, in all material respects, the results of operations and cash flows of MainStreet BankGroup Incorporated and subsidiaries for the year ended December 31, 1994, in conformity with generally accepted accounting principles.




                                                       /s/KPMG Peat Marwick LLP
                                                       ------------------------
                                                       KPMG PEAT MARWICK LLP


Roanoke, Virginia
January 20, 1995,  except as to Note 21
to the December 31, 1994 consolidated financial statements which is as of February 28, 1995

                          Independent Auditors' Report







To the Board of Directors
The First National Bank of Clifton Forge:


We have audited the statements of income, stockholders' equity, and cash flows of The First National Bank of Clifton Forge for the year ended December 31, 1994. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing accounting principles used and significant estimates made by management, as well as evaluating overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of The First National Bank of Clifton Forge for the year ended December 31, 1994 in conformity with generally accepted accounting principles.



                                                  /s/Persinger & Company, L.L.C.
                                                  ------------------------------
                                                  Persinger & Company, L.L.C.



Covington, Virginia
January 5, 1995

                          Independent Auditors' Report










To the Board of Directors of Hanover Bank:



We have audited the consolidated balance sheet of Hanover Bank and subsidiary as of December 31, 1994 and the related consolidated statements of income, stockholders' equity, and cash flow for the year then ended. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hanover Bank and subsidiary as of December 31, 1994, and the results of their operations and their cash flow for the year then ended in conformity with generally accepted accounting principles.






                                                        /s/Deloitte & Touche LLP
                                                        ------------------------
                                                        Deloitte & Touche LLP



Richmond, Virginia
January 12, 1995

                  MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                             (In 000's Except Share Data)

                                                                            December 31
                                                                 ---------------------------
                                                                     1996            1995
                                                                 -----------     -----------
ASSETS
Cash and Due From Banks .....................................    $    37,972     $    31,497
Interest-Earning Deposits In Domestic Banks .................            518             875
Mortgage Loans Held for Sale ................................            742           1,780
Federal Funds Sold ..........................................           --             9,560
Securities Available for Sale (Aggregate
   Costs  of $333,770 and $211,003
   in 1996 and 1995, respectively) ..........................        335,023         211,970
Securities Held to Maturity (Aggregate
   Market Values of $92,709 and
   $116,830 in 1996 and 1995, respectively)
      Taxable ...............................................         52,314          70,379
      Nontaxable ............................................         38,205          41,802
                                                                 -----------     -----------
                                                                      90,519         112,181

Loans, Net of Unearned Income and Deferred Fees .............        784,367         673,678
   Less: Allowance for Loan Losses ..........................        (10,195)         (9,036)
                                                                 -----------     -----------
      Loans, Net ............................................        774,172         664,642

Bank Premises and Equipment, Net ............................         14,932          13,589
Other Real Estate Owned .....................................            905           1,743
Other Assets ................................................         34,054          17,035
                                                                 -----------     -----------

      TOTAL ASSETS ..........................................    $ 1,288,837     $ 1,064,872
                                                                 ===========     ===========
LIABILITIES
Deposits:
   Demand Deposits (Noninterest-Bearing) ....................    $   120,989     $   113,417
   Interest Checking Accounts ...............................         99,834          93,478
   Savings Deposits .........................................        121,336         133,074
   Money Market Investment Accounts .........................         81,946          78,920
   Time Deposits:
      Certificates of Deposit $100,000 and Over .............         90,189          76,965
      Other .................................................        372,225         349,723
                                                                 -----------     -----------
     Total Deposits .........................................        886,519         845,577

Short-Term Debt .............................................        213,799         111,736
FHLB Advances, Callable 2/97 ................................         45,000            --
Long-Term Debt ..............................................         26,029             929
Accrued Interest Payable ....................................          4,002           3,095
Other Liabilities ...........................................          5,012           4,878
                                                                 -----------     -----------

      TOTAL LIABILITIES .....................................      1,180,361         966,215
                                                                 -----------     -----------

                       MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                            (In 000's Except Share Data)(continued)

                                                                            December 31
                                                                 ---------------------------
                                                                     1996            1995
                                                                 -----------     -----------

SHAREHOLDERS' EQUITY
Preferred Stock, $5 Par Value.  Authorized 1,000,000 Shares;
   None Outstanding .........................................           --              --
Common Stock, $5 Par Value.  Authorized 20,000,000 Shares;
   Issued and Outstanding 11,342,248 and 11,356,811 Shares in
   1996 and 1995, respectively ..............................         56,711          56,784
Capital in Excess of Par ....................................          5,799           6,430
Retained Earnings ...........................................         46,115          36,040
Unearned Compensation .......................................           (338)           --
Unrealized Gains (Losses) on Securities, Net of Taxes .......            189            (597)
                                                                 -----------     -----------

      TOTAL SHAREHOLDERS' EQUITY ............................        108,476          98,657
                                                                 -----------     -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............    $ 1,288,837     $ 1,064,872
                                                                 ===========     ===========



See Notes to Consolidated Financial Statements.

                       MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                                (In 000's Except Per Share Data)



                                                                    Years Ended December 31
                                                            ----------------------------------
                                                              1996         1995         1994
                                                            --------     --------     --------
INTEREST INCOME
Interest and Fees on Loans:
   Taxable ............................................     $ 69,465     $ 60,250     $ 50,490
   Nontaxable .........................................           92          163          191
Interest on Mortgage Loans Held for Sale ..............          168          144          514
Interest and Dividends on Securities Available for Sale       16,382       10,248       14,407
Interest and Dividends on Securities Held to Maturity:
   Taxable ............................................        4,346        7,075          847
   Nontaxable .........................................        2,252        2,641        2,910
Other Interest Income .................................          597          648          718
                                                            --------     --------     --------
   Total Interest Income ..............................       93,302       81,169       70,077
                                                            --------     --------     --------

INTEREST EXPENSE
Deposits ..............................................       33,545       33,044       27,960
Short-Term Debt .......................................        6,155        3,196          594
Long-Term Debt ........................................        3,155           63         --
7% Convertible Subordinated Debentures ................         --            454          643
                                                            --------     --------     --------
Total Interest Expense ................................       42,855       36,757       29,197
                                                            --------     --------     --------
   Net Interest Income ................................       50,447       44,412       40,880
Provision for Loan Losses .............................        3,276        1,419        3,091
                                                            --------     --------     --------
   Net Interest Income After Provision for Loan Losses        47,171       42,993       37,789
                                                            --------     --------     --------

NONINTEREST INCOME
Service Charges, Fees and Other .......................        7,476        6,042        5,364
Trust Department Income ...............................        2,942        2,441        2,025
Securities Gains (Losses), Net ........................          610           43       (5,665)
                                                            --------     --------     --------
Total Noninterest Income ..............................       11,028        8,526        1,724
                                                            --------     --------     --------

                       MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                          (In 000's Except Per Share Data)(continued)



                                                                    Years Ended December 31
                                                            ----------------------------------
                                                              1996         1995         1994
                                                            --------     --------     --------
NONINTEREST INCOME
Salaries ..............................................       13,573       12,976       11,901
Employee Benefits .....................................        5,478        4,271        3,890
Net Occupancy .........................................        1,685        1,736        1,806
Equipment .............................................        3,778        3,479        3,075
FDIC Assessment .......................................           14        1,014        1,852
Stationery and Supplies ...............................          922          898          768
Advertising ...........................................          600          329          453
Other .................................................        9,298        7,758        8,328
                                                            --------     --------     --------
Total Noninterest Expense .............................       35,348       32,461       32,073
                                                            --------     --------     --------
       Income Before Income Taxes .....................       22,851       19,058        7,440
Income Tax Expense ....................................        7,118        5,566          843
                                                            --------     --------     --------

NET INCOME ............................................      $15,733     $ 13,492     $  6,597
                                                            ========     ========     ========

Per Share:
Primary:
   NET INCOME .........................................     $   1.37     $   1.26     $    .63
                                                            ========     ========     ========

   Average Shares Outstanding .........................       11,460       10,744       10,410
                                                            ========     ========     ========

Fully Diluted:
   NET INCOME .........................................     $   1.37     $   1.21     $    .62
                                                            ========     ========     ========

   Average Shares Outstanding .........................       11,463       11,450       11,416
                                                            ========     ========     ========





See Notes to Consolidated Financial Statements.

                                         MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                           (In 000's Except for Share and Per Share Data)



                                                                                                          Unrealized
                                                                                                           Gains
                                                Common       Capital In      Retained      Unearned      (Losses) on
                                                 Stock      Excess of Par    Earnings     Compensation   Securities, Net     Total
                                                 -----      -------------    --------     ------------   ---------------     -----
Year Ended December 31, 1994
Balance at January 1, 1994 as
 previously reported .....................     $  18,548      $   4,231      $  34,345      $    --        $    --        $  57,124
Adjustments for Pooling of Interests .....        14,109         (5,310)        10,121           --               11         18,931
                                               ---------      ---------      ---------      ---------      ---------      ---------
Balance at January 1, 1994 as restated ...        32,657         (1,079)        44,466           --               11         76,055
Cumulative effect of change in accounting
for securities at January 1, 1994, net of
 deferred income tax expense of $1,515 ...          --             --             --             --            2,941          2,941
Net Income ...............................          --             --            6,597           --             --            6,597
Cash Dividends ($.31 Per Share) ..........          --             --           (3,219)          --             --           (3,219)
Sale of 52,566 Shares Through Dividend
   Reinvestment Plan and Stock Option Plan           131            400           --             --             --              531
Stock Grants Awarded (8,000 Shares) ......            20             62           --             --             --               82
Conversion of Subordinated Debentures
   (30,318 Shares) .......................            76            200           --             --             --              276
Change in unrealized gains (losses) on
securities, net of deferred income tax
benefit of  $5,805 .......................          --             --             --             --          (11,269)       (11,269)
                                               ---------      ---------      ---------      ---------      ---------      ---------
Balance at December 31, 1994 .............        32,884           (417)        47,844           --           (8,317)        71,994



Year Ended December 31, 1995
Net Income ...............................          --             --           13,492           --             --           13,492
Cash Dividends ($.37 Per Share) ..........          --             --           (3,960)          --             --           (3,960)
Sale of 45,228 Shares Though Dividend
   Reinvestment Plan and Stock Option Plan           114            411           --             --             --              525
Conversion of Subordinated Debentures
   (979,820 Shares) ......................         2,450          6,436           --             --             --            8,886
Change in unrealized gains (losses) on
 securities, net of deferred income tax
 expense of $3,977 .......................          --             --             --             --            7,720          7,720
Stock Split Effected in the Form of
  a Stock Dividend .......................        21,336           --          (21,336)          --             --              --
                                               ---------      ---------      ---------      ---------      ---------      ---------
Balance at December 31, 1995 .............        56,784          6,430         36,040           --             (597)        98,657

                                         MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                           (In 000's Except for Share and Per Share Data)
                                                             (continued)


                                                                                                          Unrealized
                                                                                                           Gains
                                                Common       Capital In      Retained      Unearned      (Losses) on
                                                 Stock      Excess of Par    Earnings     Compensation   Securities, Net     Total
                                                 -----      -------------    --------     ------------   ---------------     -----
Year Ended December 31, 1996
Net Income ...............................          --             --           15,733           --             --           15,733
Cash Dividends ($.49 Per Share) ..........          --             --           (5,562)          --             --           (5,562)
Cash Paid for Cash Election and Fractional
     Shares for Mergers ..................          (666)        (1,632)          --             --             --           (2,298)
Sale of 99,490 Shares Through Dividend
   Reinvestment Plan and Stock Option Plan
   including effect of stock split .......           593          1,001            (96)          --             --            1,498
Unearned Compensation ....................          --             --             --             (338)          --             (338)
Change in unrealized gains (losses) on
securities, net of deferred income
 tax expense of $423 .....................          --             --             --             --              786            786
                                               ---------      ---------      ---------      ---------      ---------      ---------
Balance at December 31, 1996 .............     $  56,711      $   5,799      $  46,115      $    (338)     $     189      $ 108,476
                                               =========      =========      =========      =========      =========      =========





See Notes to Consolidated Financial Statements.

                              MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              Years Ended December 31
                                                                       -------------------------------------
                                                                           1996          1995          1994
                                                                       ---------     ---------     ---------
Cash Flows From Operating Activities:

Net Income ........................................................    $  15,733     $  13,492     $   6,597
Adjustments to Reconcile Net Income to Net Cash Provided
   by Operating Activities:
     Provision for Loan Losses ....................................        3,276         1,419         3,091
     Depreciation and Amortization ................................        2,426         2,203         2,093
     Amortization of Securities Premiums and Discounts, Net .......          162          (326)          159
     Provision for Deferred Income Taxes ..........................         (431)          743        (1,392)
     (Gain) Loss on Sale of Securities, Net .......................         (610)          (43)        5,665
     Amortization of Intangibles ..................................          227           267           295
     Mortgage Loan Originations Held for Sale .....................      (12,943)      (10,914)      (10,651)
     Mortgage Loans Sold ..........................................       13,981         9,655        21,214
     Changes in Other Assets and Other Liabilities:
        Other Assets ..............................................       (2,058)        3,409           516
        Accrued Interest ..........................................          907           701           294
        Accrued Loss Contingencies ................................         --          (1,341)         --
        Other Liabilities .........................................          134           950        (1,324)
                                                                       ---------     ---------     ---------

Net Cash Provided by Operating Activities: ........................       20,804        20,215        26,557
                                                                       ---------     ---------     ---------


Cash Flows From Investing Activities:

Net (Increase) Decrease in Federal Funds Sold .....................        9,560        (4,250)       26,785
(Increase) Decrease in Interest-Earning Deposits ..................          357          (825)          250
Purchases of Securities Available for Sale ........................     (292,043)      (90,796)      (29,855)
Purchases of Securities Held to Maturity ..........................       (2,396)      (14,944)      (90,695)
Proceeds from Sale of Securities Available for Sale ...............      122,806        28,915        89,159
Proceeds from Calls and Maturities of Securities Available for Sale       46,679        22,115        12,913
Proceeds from Calls and Maturities of Securities Held to Maturity .       25,207        21,855         4,961
Net Increase in Loans .............................................     (112,806)      (80,034)      (68,698)
Purchases of Bank Premises and Equipment ..........................       (3,769)       (2,322)       (3,695)
Proceeds from Sale of Bank Premises and Equipment .................         --               2          --
Net Decrease in Other Real Estate .................................          838           709         2,566
Increase in Other Assets ..........................................      (15,167)         --            --
                                                                       ---------     ---------     ---------

Net Cash Used in Investing Activities .............................     (220,734)     (119,575)      (56,309)
                                                                       ---------     ---------     ---------

                              MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              Years Ended December 31
                                                                       -------------------------------------
                                                                           1996          1995          1994
                                                                       ---------     ---------     ---------
Cash Flows From Financing Activities:

Net Increase in Deposits ..........................................       40,942        14,980        33,822
Net Increase in Short-Term Debt ...................................      102,063        88,523         3,244
Increase in FHLB Advances Callable 2/97 ...........................       45,000          --            --
Increase in Long-Term Debt ........................................       25,100           929          --
Cash Dividends ....................................................       (5,562)       (3,960)       (3,219)
Cash Paid in Lieu of Common Stock at Acquisition ..................       (2,298)         --            --
Net Expenses Incurred for Debenture Conversion ....................         --             (32)         --
Proceeds From Issuance of Common Stock ............................        1,160           525           613
                                                                       ---------     ---------     ---------

Net Cash Provided by Financing Activities .........................      206,405       100,965        34,460
                                                                       ---------     ---------     ---------

Net Increase in Cash and Due From Banks ...........................        6,475         1,605         4,708
Cash and Due From Banks at Beginning of Year ......................       31,497        29,892        25,184
                                                                       ---------     ---------     ---------

Cash and Due From Banks at End of Year ............................    $  37,972     $  31,497     $  29,892
                                                                       =========     =========     =========



See Notes to Consolidated Financial Statements.

               MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 December 31, 1996 and 1995 and For Each of the
                Three Years in the Period Ended December 31, 1996


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

Loan Servicing. Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others was $89,599,000, $97,639,000 and $105,510,000 at December 31, 1996, 1995 and 1994, respectively. Beginning January 1, 1996, BankGroup adopted Statement of Financial Accounting Standards
(SFAS) No. 122, "Accounting for Mortgage Servicing Rights". The effect of SFAS No. 122 was immaterial for 1996.

Securities. BankGroup classifies and accounts for its investments in debt and equity securities as follows:

- Debt securities that BankGroup has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost.
- Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. BankGroup does not currently engage in any securities trading activity.
 - Debt and equity securities not classified as either held to maturity securities or trading securities are classified as securities available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity.

Securities are classified at purchase date under the specific identification method.

Gains and losses on securities sales are realized in the period in which incurred. Amortization and accretion of premiums and discounts are included in income over the contractual life of the securities.

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

BankGroup collectively reviews for impairment all consumer loans, single family loans and performing multi-family and non-residential real estate loans, excluding loans which have entered into the "workout process". BankGroup considers a loan to be impaired when, based upon current information and events, it believes it is probable that BankGroup will be unable to collect all amounts due according to the contractual terms of the loan agreement. BankGroup's impaired loans include nonaccrual loans (excluding those collectively reviewed for impairment), troubled debt restructurings, and certain other nonperforming loans. For collateral dependent loans, BankGroup bases the measurement of these impaired loans on the fair value of the loan's collateral properties. For all other loans, BankGroup bases the measurement of these impaired loans on the more readily determinable of the present value of expected future cash flows discounted at the loan's effective interest rate or the observable market price. Impairment losses are recognized through an increase in the allowance for loan losses and a corresponding charge to the provision for loan losses. Adjustments to impairment losses due to changes in the fair value of impaired loans' collateral properties are included in the provision for loan losses. When an impaired loan is either sold, transferred to other real estate owned or written down, any related valuation allowance is charged off against the allowance for loan losses.

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

Allowance for Loan Losses and Valuation of Real Estate Owned. An allowance for loan losses is maintained in order to provide for losses in collection of loans that can be currently estimated. The level of the allowance for loan losses is based upon the quality of the loan portfolios as determined by management after consideration of historical loan loss experience, diversification as to the type of loans in the portfolios, the amount of collateralized as compared to uncollateralized loans, banking industry standards and averages, and general economic conditions. In connection with the determination of the allowance for loan losses and the valuation of real estate owned, management obtains independent appraisals for significant properties. Management believes that the allowance for loan losses and the valuation of real estate owned are adequate. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance for loan losses and additional write-downs in the valuation of real estate owned may be necessary based on changes in economic conditions.

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

Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income Per Share. Primary income per share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Fully diluted income per share is computed using weighted average shares outstanding increased by common stock equivalents. For 1995 and 1994 fully diluted income per share also included the effect of weighted average number of shares that would result from assuming that all of the 7% convertible subordinated debentures were converted into common stock at the conversion price of $9.10 as of the issuance date. These debentures were called in 1995. For purposes of calculating fully diluted income per share, net income was increased by eliminating interest expense and amortization of debt issuance expense, less the related tax effect relating to the debentures. Stock options outstanding have been considered common stock equivalents for 1996, 1995, and 1994. Share and per share data has been restated to reflect the stock split.

Trust. Trust income is recognized on the accrual basis of accounting and assets held by Trust in a fiduciary or agency capacity are not included in the Consolidated Financial Statements as they are not assets of BankGroup.

Amortization of Intangibles. Identified intangible assets and the excess of cost over the fair value of net tangible and identified intangible assets acquired are included in other assets in the consolidated balance sheets and are being amortized over periods ranging from three to twenty years, using accelerated and straight-line methods. Net intangible assets amounted to $.9 million and $1.1 million at December 31, 1996 and 1995, respectively.

Supplemental Cash Flow Information. Total interest paid in cash was $41.9 million, $36.0 million and $29.0 million for the years ended December 31, 1996, 1995 and 1994, respectively. Cash paid for income taxes was $7.9 million, $4.9 million and $3.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. Repossessed and foreclosed properties transferred to Other Real Estate and Other Assets from Loans amounted to $3.2 million, $1.2 million and $2.8 million in 1996, 1995 and 1994, respectively. During 1995, debentures in the amount of $8,918,000 were converted into 979,820 shares of common stock and are included as noncash financing activities. Unrealized gains on securities of $1.2 million and $11.9 million are included as noncash investing activities in 1996 and 1995, respectively. During 1996, stock awards were granted with unearned compensation at December 31, 1996 of $338 thousand and are included as noncash financing activities.

Reclassifications. Certain reclassifications have been made to the prior years' financial statements to conform to the 1996 presentation.

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


NOTE 2 - MERGERS AND ACQUISITIONS

During 1996, BankGroup acquired two banks as subsidiaries in transactions accounted for as pooling of interests. The first acquisition was The First National Bank of Clifton Forge ("Clifton Forge") in September, 1996. The acquisition of Hanover Bank ("Hanover") was completed in November, 1996.

The acquisition of Clifton Forge was completed by converting the 315,000 shares of common stock outstanding into approximately 1,481,644 shares of BankGroup common stock based on a 4.89 exchange ratio. Approximately $999 thousand in cash was paid in lieu of fractional shares and to shareholders who elected to receive cash in lieu of the Company's common stock.

The acquisition of Hanover was completed by converting 1,471,536 shares of common stock outstanding into approximately 1,226,304 shares of BankGroup common stock based on a .884 exchange ratio. Approximately $1,299 thousand in cash was paid in lieu of fractional shares and to shareholders who elected to receive cash in lieu of the Company's common stock.

Separate results of the pooled entities for the nine months ended September 30, 1996 and for the years ended December 31, 1995 and 1994 are as follows:

                                     September 1996        1995            1994
                                         -------         -------         -------
                                      (unaudited)
Total Income
     BankGroup .................         $65,328         $76,650         $60,691
     Clifton Forge .............           4,805           5,699           5,389
     Hanover ...................           6,336           7,346           5,721
                                         -------         -------         -------

     Combined ..................         $76,469         $89,695         $71,801
                                         =======         =======         =======


                                     September 1996        1995            1994
                                         -------         -------         -------
                                      (unaudited)
Net Interest Income
     BankGroup .................         $31,359         $37,300         $34,299
     Clifton Forge .............           2,556           3,175           3,160
     Hanover ...................           3,382           3,937           3,421
                                         -------         -------         -------

     Combined ..................         $37,297         $44,412         $40,880
                                         =======         =======         =======


Net Income
     BankGroup .................         $ 9,879         $10,740         $ 4,088
     Clifton Forge .............             988           1,524           1,491
     Hanover ...................             989           1,228           1,018
                                         -------         -------         -------

     Combined ..................         $11,856         $13,492         $ 6,597
                                         =======         =======         =======

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The following sets forth the composition of securities available for sale at December 31, 1996 and 1995:

                                                                             1996
                                                     -----------------------------------------------------
                                                                     Gross         Gross
                                                     Amortized    Unrealized     Unrealized    Approximate
                                                       Cost          Gains         Losses     Market Value
                                                     --------      --------      --------       --------
U. S. Treasury Securities .....................      $  5,978      $     69      $     (1)      $  6,046
Obligations of U. S. Government Agencies ......        29,905            52          (404)        29,553
Mortgage Backed Securities ....................       218,451         2,236          (164)       220,523
Collateralized Mortgage Obligations and REMICs         48,601            36        (1,303)        47,334
Corporate Bonds ...............................        12,240           364           (78)        12,526
Other Securities ..............................         9,197           132          --            9,329
Obligations of State and Political Subdivisions         9,398           319            (5)         9,712
                                                     --------      --------      --------       --------
   Total Securities Available for Sale ........      $333,770      $  3,208      $ (1,955)      $335,023
                                                     ========      ========      ========       ========

                                                                            1995
                                                     -----------------------------------------------------
                                                                    Gross        Gross
                                                    Amortized    Unrealized     Unrealized    Approximate
                                                      Cost          Gains        Losses      Market Value
                                                    --------      --------      --------       --------

U. S. Treasury Securities ....................      $  5,465      $    141      $     (5)      $  5,601
Obligations of U. S. Government Agencies .....        51,825           396          (308)        51,913
Mortgage Backed Securities ...................        30,267           452           (31)        30,688
Collateralized Mortgage Obligations and REMICs        97,541           156        (1,445)        96,252
Corporate Bonds ..............................        13,908           693           (28)        14,573
Other Securities .............................         4,727           562          --            5,289
Obligations of State and
   Political Subdivisions ....................         7,270           391            (7)         7,654
                                                    --------      --------      --------       --------

   Total Securities Available for Sale .......      $211,003      $  2,791      $ (1,824)      $211,970
                                                    ========      ========      ========       ========

As permitted under Financial Accounting Standards Board Statement Number 115, BankGroup transferred securities with a net book value of approximately $13.8 million from the held to maturity portfolio to the available for sale portfolio upon acquisition of Hanover. The unrealized net loss on these securities at acquisition was approximately $66 thousand.

The carrying and approximate market values of securities available for sale at December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Amortized     Approximate
                                                          Cost        Market Value
                                                          ----        ------------
Due in one year or less ........................        $  6,524        $  6,551
Due after one year but within five years .......          33,420          33,505
Due after five years but within ten years ......          15,965          16,165
Due after ten years ............................          10,809          10,945
Mortgage-Backed Securities .....................         218,451         220,523
CMOs/REMICs ....................................          48,601          47,334
                                                        --------        --------
   Total Securities Available for Sale .........        $333,770        $335,023
                                                        ========        ========


Gross gains of  $855,000,  $81,000 and  $87,300  and gross  losses of  $295,000,
$64,000 and $5,757,600 were realized on sales and calls of securities available for sale for 1996, 1995 and 1994, respectively. Securities available for sale with carrying values approximating $147 million and $88 million at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

NOTE 4 - SECURITIES HELD TO MATURITY

The carrying and approximate market values and gross unrealized gains and losses of securities held to maturity at December 31, 1996 and 1995 are as follows:


                                                                                 1996
                                                       --------------------------------------------------------
                                                                        Gross          Gross
                                                       Carrying      Unrealized     Unrealized      Approximate
                                                        Value           Gains         Losses       Market Value
                                                        -----           -----         ------       ------------
U. S. Treasury Securities .....................        $ 2,494        $     4        $  --           $ 2,498
Obligations of U. S. Government Agencies ......         19,379          1,212           (142)         20,449
Mortgage Backed Securities ....................         27,495            521           (286)         27,730
Obligations of State and Political Subdivisions         41,151            977            (96)         42,032
                                                       -------        -------        -------         -------
    Total Securities Held to Maturity .........        $90,519        $ 2,714        $  (524)        $92,709
                                                       =======        =======        =======         =======

                                                                                 1995

                                                       --------------------------------------------------------
                                                                        Gross          Gross
                                                       Carrying      Unrealized     Unrealized      Approximate
                                                        Value           Gains         Losses       Market Value
                                                        -----           -----         ------       ------------
U. S. Treasury Securities .....................        $  4,925       $    111        $   --         $  5,036
Obligations of U. S. Government Agencies ......          36,125          2,435             (24)        38,536
Mortgage Backed Securities ....................          23,543            820             (10)        24,353
Obligations of State and Political Subdivisions          45,297          1,448            (137)        46,608
Corporate Bonds ...............................           2,121             11              (5)         2,127
Other Securities ..............................             170           --              --              170
                                                       --------       --------        --------       --------
    Total Securities Held to Maturity .........        $112,181       $  4,825        $   (176)      $116,830
                                                       ========       ========        ========       ========


At December 31, 1994, BankGroup transferred securities available for sale with an approximate market value of $72.5 million and a carrying value of $76.5 million to securities held to maturity. The unrealized loss of approximately $4,038,000, included as a separate component of shareholders equity, is being amortized over the remaining life of the securities. At December 31, 1996 this unrealized loss was $1.0 million. During the fourth quarter of 1995, the Financial Accounting Standards Board allowed all institutions a one time opportunity to restructure their investment portfolios under the designations of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management took advantage of this opportunity by redesignating $35.7 million of "held to maturity" as "available for sale" without any penalty or tainting of the remaining "held to maturity" portfolio. These securities transferred had a net unrealized gain of approximately $279 thousand.

The carrying and approximate market values of securities held to maturity at December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         Carrying     Approximate
                                                           Value      Market Value
                                                           -----      ------------
Due in one year or less ..........................        $ 5,770        $ 5,801
Due after one year but within five years .........         19,667         20,873
Due after five years but within ten years ........         30,868         31,445
Due after ten years ..............................          6,719          6,860
Mortgage-Backed Securities .......................         27,495         27,730
                                                          -------        -------
                                                          $90,519        $92,709
                                                          =======        =======


Gross gains of $63,000,  $31,000,  and $5,000 and gross losses $13,000,  $5,000, and $0 were realized on calls of securities held to maturity for 1996, 1995, and 1994, respectively. Securities with carrying values approximating $39 million and $29 million at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

NOTE 5 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at December 31, 1996 and 1995 are summarized below:


                                                             1996         1995
                                                           --------     --------
Commercial ...........................................     $349,834     $276,532
Real Estate ..........................................      206,453      212,182
Consumer .............................................      242,211      197,188
                                                           --------     --------
   Total Loans .......................................      798,498      685,902
   Less:  Unearned Income and Deferred Fees ..........       14,131       12,224
                                                           --------     --------
     Loans, Net of Unearned Income and Deferred Fees .      784,367      673,678
   Less:  Allowance for Loan Losses ..................       10,195        9,036
                                                           --------     --------
     Loans, Net ......................................     $774,172     $664,642
                                                           ========     ========

A summary of changes in the allowance for loan losses for each of the three years in the period ended December 31, 1996 follows:


                                               1996          1995          1994
                                           --------      --------      --------

Balance at Beginning of Year .........     $  9,036      $  9,160      $  9,035
Provision for Loan Losses ............        3,276         1,419         3,091
Losses Charged to Allowance ..........       (3,209)       (1,975)       (3,639)
Recoveries Credited to Allowance .....        1,092           432           673
                                           --------      --------      --------
Balance at End of Year ...............     $ 10,195      $  9,036      $  9,160
                                           ========      ========      ========

Nonperforming assets at December 31, 1996 and 1995 are as follows:

                                                              1996         1995
                                                             ------       ------
Nonaccrual Loans .....................................       $3,075       $3,383
Loans Past Due 90 Days or More .......................        3,061        2,396
                                                             ------       ------
Total Nonperforming Loans ............................        6,136        5,779
                                                             ------       ------
Other Real Estate Owned ..............................          905        1,743
Other Repossessed Assets .............................          169          148
                                                             ------       ------
Total Foreclosed/Repossessed Assets ..................        1,074        1,891
                                                             ------       ------
    Total Nonperforming Loans and Foreclosed/
    Repossessed Assets ...............................       $7,210       $7,670
                                                             ======       ======


Nonperforming loans were .78% and .86% of loans, net of unearned income and deferred fees, at December 31, 1996 and 1995, respectively.

The effect of nonaccrual loans on interest income was as follows:

                                                     1996       1995       1994
                                                    -----      -----      -----

Gross amount of interest that would have been
     recorded at original rate ................     $ 397      $ 306      $ 270
Interest that was reflected in income .........      (189)       (11)       (14)
                                                    -----      -----      -----
Net impact on interest income .................     $ 208      $ 295      $ 256
                                                    =====      =====      =====

At December 31, 1996 and 1995, the recorded investment in loans which have been identified by BankGroup as impaired loans in accordance with SFAS 114 totaled $3.1 million and $3.4 million, respectively, and the total allowance for loan losses related to such loans was $.4 million and $.6 million, respectively. The average balance during 1996 and 1995 for impaired loans was approximately $2.8 million and $3.8 million, respectively. The total interest income related to impaired loans reflected in the 1996 and 1995 statements of income was approximately $184,000 and $6,000, respectively.



NOTE 6 - RELATED PARTY TRANSACTIONS

Directors, officers and related interests provide the subsidiary Banks with substantial amounts of business and many are among its most significant depositors and borrowers. Total amounts outstanding for all such loans that exceeded $60,000 individually are summarized below:

                                                        1996              1995
                                                        ----              ----
Balance at Beginning of Year ...............         $ 24,799          $ 28,715
Additions ..................................           13,539             8,133
Payments ...................................          (10,587)          (12,049)
                                                     --------          --------
Balance at End of Year .....................         $ 27,751          $ 24,799
                                                     ========          ========


These loans, in the opinion of management, are believed to involve no more than normal risk of collectibility. Total unfunded commitments at December 31, 1996 were $5.3 million.


NOTE 7 - BANK PREMISES AND EQUIPMENT

Bank premises and equipment at December 31, 1996 and 1995 consist of:

                                                           1996           1995
                                                           ----           ----
Land .............................................      $  2,306       $  2,247
Buildings and Improvements .......................        12,096         10,997
Capital Lease ....................................           243           --
Furniture and Equipment ..........................        21,589         19,713
Construction in Progress .........................            88            140
Leasehold Improvements ...........................           959            709
                                                        --------       --------
                                                          37,281         33,806
Accumulated Depreciation and Amortization ........       (22,349)       (20,217)
                                                        --------       --------

Total Bank Premises and Equipment ................      $ 14,932       $ 13,589
                                                        ========       ========

NOTE 8 - INCOME TAXES

The components of income tax expense for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                            1996            1995            1994
                                            ----            ----            ----
Current Tax Expense .............        $ 7,549         $ 4,823        $ 2,235
Deferred Tax Expense ............           (431)            743         (1,392)
                                         -------         -------        -------
Income Tax Expense ..............        $ 7,118         $ 5,566        $   843
                                         =======         =======        =======

The reasons for the differences in income tax expense and the statutory Federal income tax rate for the years ended 1996, 1995 and 1994 are as follows:

                                                  1996         1995         1994
                                                  ----         ----         ----
Federal Income Tax Expense Rate .........         35.0%        35.0%        34.0%
Tax Exempt Interest .....................         (3.6)        (4.5)       (12.8)
IRS Intangibles Settlement ..............           --           --        (10.3)
Change in Marginal Tax Rate .............          (.5)        (1.5)          --
Acquisition Costs .......................          1.0           --           --
Other ...................................          (.8)          .2           .4
                                                  ----         ----         ----

         Effective Income Tax Rate ......         31.1%        29.2%        11.3%
                                                  ====         ====         ====

The components of net deferred tax assets at December 31, 1996 and 1995 are presented below:

                                                                  1996      1995
                                                                  ----      ----
                                                                    (In 000's)
Deferred Tax Assets:

Allowance for Loan Losses and Unearned Fees ................    $3,861    $3,320
Unrealized Loss on Securities Available for Sale ...........      --         308
Other Real Estate Owned ....................................         1       425
Intangibles ................................................       967       935
Interest Earned Not Collected on Nonaccrual Loans Not
     Recognized for Financial Reporting Purposes ...........       116       149
Miscellaneous Accruals not Deductible for Tax Purposes .....       910       706
                                                                ------    ------
Total Gross Deferred Tax Assets ............................     5,855     5,843
                                                                ------    ------

Deferred Tax Liabilities:

Bank Premises and Equipment ................................       380       526
Securities, Due to Differences in Discount Accretion .......       243       254
Prepaid Expenses, Principally Due to Deduction Taken for
     Tax Purposes ..........................................       261       204
Unrealized Gain on Securities Available for Sale ...........       102      --
Other ......................................................       234       291
                                                                ------    ------
Total Gross Deferred Liabilities ...........................     1,220     1,275
                                                                ------    ------
Net Deferred Tax Assets ....................................    $4,635    $4,568
                                                                ======    ======

NOTE 9 - SHORT-TERM AND LONG-TERM DEBT

At December 31, 1996 and 1995, short-term and long- term debt consist of the following:

                                                             1996          1995
                                                             ----          ----
Corporate Cash Management ..........................      $ 10,528      $ 10,801
Federal Funds Purchased ............................        23,200        31,310
Securities Sold Under Repurchase Agreements ........       145,356        37,127
Treasury Tax and Loan Notes ........................         5,065           148
Short-Term FHLB Borrowings .........................        27,350        32,350
Other Borrowings ...................................         2,300          --
                                                          --------      --------
     Total Short-Term Debt .........................      $213,799      $111,736
                                                          ========      ========

Long-Term FHLB Borrowings and Advances .............      $ 70,786      $    929
Capital Lease ......................................           243          --
                                                          --------      --------
     Total Long-Term Debt ..........................      $ 71,029      $    929
                                                          ========      ========

The average outstanding total short-term borrowings were $119.1 million and $57.4 million for 1996 and 1995, respectively. The weighted average interest rates were 5.17% and 5.58% for 1996 and 1995, respectively. The weighted average interest rates in effect at year end were 5.66% and 5.63% at December 31, 1996 and 1995, respectively.

The maximum month-end balance of short-term debt was $235.9 million and $110.8 million for 1996 and 1995, respectively. Securities held to maturity and securities available for sale were pledged as collateral for securities sold under repurchase agreements.

The average outstanding total long-term borrowings were $58.7 million and $.7 million for 1996 and 1995, respectively. The weighted average interest rates were 5.38% and 7.75% for 1996 and 1995, respectively. The weighted average interest rates in effect at year end were 5.07% and 7.75% for 1996 and 1995, respectively. The maximum month-end balance of long-term debt was $70.9 million and $1.0 million for 1996 and 1995, respectively.

Long-term FHLB advances and borrowings consist of fixed and variable rate instruments. Fixed rate advances and borrowings balances were $45.8 million and $929 thousand for 1996 and 1995, respectively. $45.0 million of long-term debt for 1996 matures February 1, 1999 and is callable February 1, 1997. $.8 million of the fixed rate long-term debt matures April 17, 2002 and has semi-annual principal reductions. The balance of the long-term FHLB debt, $25 million, matures March 14, 1997 and is variable rate based on the monthly LIBOR rate plus
 .05%. The capital lease of $.2 million matures October 31, 2001 and interest is calculated based on a fixed rate.

NOTE 10 -   REDEMPTION OF 7% CONVERTIBLE SUBORDINATED DEBENTURES

On September 12, 1995, BankGroup called for redemption on October 13, 1995 all of its outstanding 7% Convertible Subordinated Debentures Due 2011 (the "debentures"). At such date, $8,043,000 principal amount of Debentures were outstanding. The redemption price was $1,014.00 plus accrued interest of $34.61 from April 15, 1995 to the redemption date, for a total of $1,048.61 for each $1,000 of principal amount of Debentures. No interest would accrue on the Debentures from and after October 13, 1995 and holders of outstanding Debentures would not have any rights as such holders other than the right to receive the redemption price, without additional interest, upon surrender of their Debentures. All debentures were converted into 883,678 shares of the BankGroup's common stock which were subsequently registered with the Securities and Exchange Commission.

The following tabulation sets forth the numbers of shares used to determine earnings per share:

                                                        1996      1995      1994
                                                        ----      ----      ----
Primary Shares:
     Average Shares Outstanding ...................    11,397    10,682    10,397
     Common Shares Assumed Outstanding-Options ....        63        62        13
                                                       ------    ------    ------
         Total Primary Shares .....................    11,460    10,744    10,410
                                                       ======    ======    ======
Fully Diluted Shares:
     Average Shares Outstanding ...................    11,397    10,382    10,373
     Common Shares Assumed Outstanding - Options ..        66        62        13
     Common Shares Assumed Outstanding - Debentures       ---     1,006     1,030
                                                       ------    ------    ------
         Total Fully Diluted Shares ...............    11,463    11,450    11,416
                                                       ======    ======    ======


For purposes of calculating fully diluted income per share, net income has been increased by eliminating interest expense and amortization of debt issuance cost relating to the debentures, less the related tax effect.


NOTE 11 - EMPLOYEE BENEFIT PLANS

BankGroup maintains a defined benefit retirement plan for the benefit of its employees (not directors). This was a new plan effective May 1, 1995. The pension plans' benefit formulas generally base payments to retired employees upon their length of service and a percentage of qualifying compensation during their final years of employment. Pension expense related to this defined benefit plan was $795,000 and $457,000 for 1996 and 1995, respectively. The following table sets forth the plans' funded status and amounts recognized in the consolidated financial statements:

                                                                       December 31    December 31
                                                                          1996           1995
                                                                          ----           ----
Actuarial present value of benefit obligation:
     Accumulated benefit obligation (including vested benefits
     of  $1,386,000 and $917,000 in 1996 and 1995, respectively)        $ 1,558         $   207
                                                                        =======         =======

     Projected benefit obligation for service rendered to date .         (2,257)         (1,436)
     Plan assets at fair value .................................          1,719             890
                                                                        -------         -------
     Funded status .............................................           (538)           (546)
     Unrecognized transition obligation ........................            146             146
     Unrecognized prior service costs ..........................            213             134
     Unrecognized net gain .....................................            (91)           (150)
                                                                        -------         -------
     Accrued pension costs .....................................        $  (270)        $  (416)
                                                                        =======         =======

Net pension cost for the defined benefit plan included the following expense components:

                                                             1996          1995
                                                             ----          ----
Service cost .......................................        $ 757         $ 455
Interest cost ......................................          111            61
Actual Return on Assets ............................         (102)          (70)
Amortization of transition obligation ..............           29            11
                                                            -----         -----
Net pension expense included in employee benefits ..        $ 795         $ 457
                                                            =====         =====

The discount rate used in determining the actuarial present value of the projected benefit obligation and the expected long-term rate of return on assets was 7.5% for 1996 and 8% for 1995. The assumed rate of increase in future compensation levels used was 5.00%.

Effective October 1, 1995, BankGroup amended its discretionary profit sharing plan. All profit sharing contributions ceased as of September 30, 1995. Pension contributions continued as a matching of the 401-K deferral plan for the benefit of the employees. Under the amended plan, BankGroup will contribute an amount equal to 50% of the first 6% of the compensation deferred by the employee.

Total profit sharing expense under the ceased plan for 1995 was $565,000. Total pension expense for the matching 401-K plan was $261,000 and $87,000 for 1996 and 1995, respectively. Total expense related to all profit-sharing and pension plans was approximately $.6 million in 1994.

BankGroup provides supplemental executive retirement policies for its senior executive officers. These policies include cash value life insurance and deferred compensation. BankGroup also provides split dollar insurance for certain key executives of the corporation.

In addition to pension and profit sharing plans, there is a health care plan that provides postretirement medical benefits to full-time employees who meet minimum age and service requirements. The plan is contributory with contributions adjusted annually and contains other cost sharing features such as deductibles. BankGroup's policy is to fund the costs of medical benefits in amounts determined at the discretion of management. Net periodic postretirement benefit costs were $194,000, 180,000 and $194,000 for years ended December 31, 1996, 1995, and 1994, respectively. BankGroup has elected to amortize the initial transition obligation of $1.2 million over 20 years.

The following table sets forth the plans' funded status and amounts recognized in the consolidated financial statements at December 31, 1996 and 1995:

                                                          1996            1995
                                                          ----            ----

Accumulated postretirement benefit obligations:
Retirees .......................................        $  (817)        $  (507)
Fully eligible active plan participants ........           (779)           (691)
                                                        -------         -------
Accumulated postretirement benefit obligation
     at December 31, 1996 and 1995 .............         (1,596)         (1,198)
Plan assets at fair value at December 31, 1996
     and 1995 ..................................           --              --
                                                        -------         -------
Accumulated postretirement benefit obligation in
     excess of plan assets .....................         (1,596)         (1,198)
Unrecognized transition obligation .............            963           1,023
Unrecognized net gain ..........................            (19)           (297)
                                                        -------         -------
Accrued postretirement benefit costs included in
     other liabilities .........................        $  (652)        $  (472)
                                                        =======         =======


Net periodic postretirement benefit costs for 1996, 1995 and 1994 include the following components:

                                               1996          1995          1994
                                               ----          ----          ----
Service cost ............................     $  61         $  51         $  60
Interest cost ...........................        79            82            76
Amortization of transition obligation ...        60            61            60
Amortization of net gain ................        (6)          (14)           (2)
                                              -----         -----         -----
Net periodic postretirement benefit costs     $ 194         $ 180         $ 194
                                              =====         =====         =====


The  weighted   average  discount  rate  used  in  determining  the  accumulated postretirement benefit obligation was 7.5%, 7.5%, and 8.25% at December 31, 1996, 1995 and 1994, respectively. For measurement purposes, the assumed health care costs trend rates of increase were 9.00%, 10% and 12% for 1996, 1995 and 1994, respectively, with gradually declining percentages to 5.50% (6.25% assumed for 1994) by the year 2000 and remaining at that level thereafter. The health care cost trend rate assumption can have a significant effect on the amounts reported. For example, a 1% increase in the medical trend assumption would increase the accumulated postretirement benefit obligation by $11,000, $6,000 and $83,000 as of December 31, 1996, 1995 and 1994, respectively. It would increase the net periodic postretirement benefit costs for the years ended December 31, 1996, 1995 and 1994 by $3,000, $1,000 and $16,000, respectively.

NOTE 12 - STOCK OPTION PLAN

In April 1985, the shareholders approved a stock option plan which provides for incentive stock options to purchase shares of common stock of BankGroup at prices equal to the fair market value of the stock at the date of the grant. Each option is accompanied by a Stock Appreciation Right (SAR) issued in tandem with the option so that the employee may elect to exercise either the option or the SAR, thereby canceling the other. SARs entitle the holder to receive payment equal to the increase in market value of BankGroup's common stock from date of grant to the date exercised. The maximum number of shares subject to purchase under the plan is 75,000.

In April 1991, the shareholders approved another stock option plan that had been previously approved by the Board of Directors in November, 1990. The plan, known as the 1990 Plan, gives BankGroup the authorization to issue an additional 250,000 stock options. Each option is accompanied by a Stock Appreciation Right
(SAR) issued in tandem with the option so that the employee may elect to exercise either the option or the SAR, thereby canceling the other.

In June 1994, a stock award of 8,000 shares was also granted under the 1990 Plan. In 1996, stock awards were granted for 35,072 and 2,000 in January and April, respectively, from this plan. At December 31, 1996, unearned compensation of $338 thousand remained relating to the unvested portion of the stock award granted in January.

On January 1, 1996, BankGroup adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). As permitted by SFAS 123, BankGroup has chosen to continue to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its Plans. Accordingly, compensation costs were recognized for the liability of the SAR's issued in tandem with the stock options granted, which is the most conservative approach. Had compensation cost for BankGroup's Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS 123, the impact on BankGroup's net income and net income per share would not have been material.

In 1990, the Board of Directors of Hanover adopted a Non-Qualified Stock Option Plan ("Hanover Plan") which provided for incentive stock options to purchase shares of Hanover common stock at the fair value of the common stock at the time of the grant. Upon the acquisition of Hanover by BankGroup, the outstanding options were converted based on the exchange ratio of .884 into options to acquire BankGroup common stock. The maximum number of shares subject to purchase under the plan was 194,480.

A summary of the status of BankGroup's Plans as of December 31, 1996, 1995 and 1994 and changes during the years ending on those dates is presented below:

                                               1996                       1995                           1994
                                               ----                       ----                           ----
                                             Weighted                   Weighted                       Weighted
                                              Average                    Average                        Average
                                   Shares   Exercise Price    Shares   Exercise Price     Shares     Exercise Price
                                   ------   --------------    ------   --------------     ------     --------------

Outstanding at beginning of year  226,467    $ 6.8469        232,488      $  6.8277      161,206       $ 5.1365

Granted                             1,768     11.4530          9,003       11.5950        77,547        10.3702
Exercised                         (58,041)     5.2889         (8,344)       8.5096        (4,250)        9.0912
Forfeited                         (18,886)    11.1959         (6,680)      10.5000        (2,015)        7.0585
                                  -------                    -------                     -------

Outstanding at year-end           151,308      6.9558        226,467        6.8469       232,488         6.8277
                                  =======                    =======                     =======

Options exercisable at year-end   143,308      6.7717        214,467        6.6565       216,488         6.5748
                                  =======                    =======                     =======


The following table summarizes the information about the Plan's stock options at December 31, 1996:

                                            Options Outstanding                           Options Exercisable
                               ------------------------------------------------     -------------------------------
                                  Number      Weighted-Average      Weighted           Number           Weighted
                               Outstanding      Remaining           Average          Exercisable        Average
Range of Exercise Prices       at 12/31/96    Contractual Life   Exercise Price     at 12/31/96      Exercise Price
------------------------       -----------    ----------------   --------------     -----------      --------------
$4.1176                          84,156        3.15 years          $ 4.1176            84,156          $ 4.1176
$10.25 - $11.453                 67,152        3.31 years           10.5122            59,152           10.5476
                                -------                                               -------

                                151,308                                               143,308
                                =======                                               =======

NOTE 13 - PREFERRED SHARE PURCHASE RIGHTS

On January 18,1990, the Board of Directors declared a dividend distribution of one Right for each outstanding share of common stock, payable January 29, 1990 to stockholders of record on that date. Each Right entitles the registered holder to purchase from BankGroup 1/100th of a share of a newly authorized Participating Cumulative Preferred Stock at an exercise price of $24 subject to an antidilutive adjustment. Each unit of Preferred Stock is structured to be the economic equivalent of one share of Common stock. The Rights will not be exercisable or transferable apart from the common stock until the 10th day after either a public announcement that a person or group has acquired beneficial ownership of 15% or more of the common stock or the announcement or commencement of a tender offer for 15% or more of BankGroup common stock.

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

NOTE 14 - LEASE OBLIGATIONS

The consolidated balance sheets include a capitalized lease for telephone equipment. Also, each affiliate Bank leases certain buildings and equipment under operating lease arrangements expiring over periods of up to fifteen years. Rent expense totaled $870,700, $664,000 and $639,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Future minimum payments, by years and in the aggregate, under the capital lease and noncancellable operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 1996:

                                         Capital        Operating
                                         Leases           Leases
                                         ------           ------
                      1997                $   63          $  807
                      1998                    63             678
                      1999                    63             557
                      2000                    63             164
                      2001                    53             124
                      Thereafter              --             214
                                          ------          ------

Total Minimum Lease Payments                 305          $2,544
                                          ------          ======

Less Amounts Representing Interest            62
                                          ------
Present Value of Minimum Lease Payments   $  243
                                          ======

NOTE 15 - REGULATORY REQUIREMENTS AND RESTRICTIONS

BankGroup's principal source of funds for dividend payments is dividends received from its subsidiary banks. Under the applicable federal laws, the Comptroller of the Currency (relating to BankGroup's subsidiary banks which are national banking associations) restricts the total dividend payments of any calendar year, without prior approval, to the net profits of that year as defined, combined with retained net profits for the two preceding years. At December 31, 1996, retained net profits, which were free of such restriction, amounted to $1.1 million. Under the applicable laws of Virginia (relating to BankGroup's subsidiary banks which were organized under the laws of Virginia), $43.1 million of undivided profits at December 31, 1996 were free of dividend restrictions. However, Virginia regulatory authorities may limit the payment of dividends by any state bank when it is determined such limitation is in the public interest and is necessary to ensure the financial soundness of the bank. Substantially all the retained earnings of BankGroup (parent) are represented by undistributed earnings of the subsidiary banks.

The Subsidiary Banks are members of the Federal Reserve System and, as such, are required to maintain certain of their cash and due from bank balances as reserves based on regulatory requirements. The reserve requirement approximated $8.9 million and $7.9 million at December 31, 1996 and 1995, respectively.

BankGroup and the Banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken could have a direct material effect on BankGroup's consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require BankGroup and the Banks to maintain minimum amounts and ratios, as set forth in the table below. As of December 31, 1996, BankGroup and the Banks are well above capital adequacy requirements to which they are subject.

As of December 31, 1996, the most recent notification from the FDIC categorized BankGroup and the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized BankGroup and the Banks must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed BankGroup and the Banks categories.

BankGroup's actual capital amounts and ratios are also presented in the table below (dollars in thousands).

                                                                                                         To Be Well Capitalized
                                                                                     For Capital        Under Prompt Corrective
                                                          Actual                     Adequacy               Action Provisions
As of December 31, 1996:                           Amount       Ratio           Amount       Ratio         Amount        Ratio
                                                   ------       -----           ------       -----         ------        -----
Total Capital (to Risk Weighted Assets)           $117,788      14.84%        $ 63,506        8.0%        $ 79,382       10.0%
Tier I Capital (to Risk Weighted Assets)           107,865      13.59           31,753        4.0           47,629        6.0
Tier I Capital (to Adjusted Average Assets)        107,865       9.33           46,220        4.0           57,775        5.0


As of December 31, 1995:

Total Capital (to Risk Weighted Assets)           $106,859      16.30%        $ 52,457        8.0%        $ 65,571       10.0%
Tier I Capital (to Risk Weighted Assets)            98,663      15.05           26,228        4.0           39,342        6.0
Tier I Capital (to Adjusted Average Assets)         98,663       9.86           40,019        4.0           50,024        5.0

NOTE 16 - PARENT COMPANY FINANCIALS

                            CONDENSED BALANCE SHEETS

                                                                 December 31
                                                           ---------------------
                                                              1996          1995
                                                           --------     --------
                                                                (In 000's)
Assets:
Cash (Includes $1,896 and $478 in 1996 and 1995,
     respectively with affiliates) ...................     $  1,896     $    478
Investments in Subsidiary Banks ......................      106,449       95,421
Other Assets (Includes $44 and $45 in 1996 and
     1995, respectively, invested with affiliates) ...        4,016        3,885
                                                           --------     --------
Total Assets .........................................     $112,361     $ 99,784
                                                           ========     ========

Liabilities and Shareholders' Equity
Other Liabilities ....................................        3,885        1,127
Common Shareholders' Equity ..........................      108,476       98,657
                                                           --------     --------
Total Liabilities and Shareholders' Equity ...........     $112,361     $ 99,784
                                                           ========     ========

                         CONDENSED STATEMENTS OF INCOME

                                                            Years Ended December 31
                                                       -------------------------------
                                                         1996        1995        1994
                                                       -------     -------     -------
                                                                  (In 000's)
Revenue:
Dividends From Subsidiary Banks ..................     $ 7,694     $ 4,025     $ 3,102
Equity in Undistributed Income of Subsidiary Banks       9,008      10,192       4,437
Management Fees From Subsidiary Banks ............       9,682       8,034         407
Interest Income ..................................          27          78           2
Other Income .....................................         985          42          67
                                                       -------     -------     -------
                                                        27,396      22,371       8,015
                                                       -------     -------     -------

Expenses:
Interest on Long-Term Debt .......................           2         454         643
Other ............................................      12,120       8,851       1,964
                                                       -------     -------     -------
                                                        12,122       9,305       2,607
                                                       -------     -------     -------
Income Before Income Tax Benefit .................      15,274      13,066       5,408
Income Tax Benefit ...............................         459         426       1,189
                                                       -------     -------     -------
Net Income .......................................     $15,733     $13,492     $ 6,597
                                                       =======     =======     =======

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                   Years Ended December 31
                                                             ----------------------------------
                                                                1996         1995         1994
                                                                ----         ----         ----
                                                                         (In 000's)
Cash Flows From Operating Activities: ..................     $ 9,324      $ 4,441      $ 1,329

Cash Flows From Investing Activities:
Net (Increase) Decrease in Interest-Bearing Deposits ...         701         (712)          (3)
Purchases of Securities Available for Sale .............        --           --           (825)
Proceeds From Maturity of Securities Available for Sale         --           --            455
Proceeds From Sale of Securities Available for Sale ....         852          820          837
Purchases of Bank Premises and Equipment ...............        (976)        (826)        --
Capital Contributed to Subsidiary Banks ................      (1,783)        --            (85)
                                                             -------      -------      -------
     Net Cash Provided by (Used In) Investing Activities      (1,206)        (718)         379

Cash Flows From Financing Activities:
Cash Dividends .........................................      (5,562)      (3,960)      (3,219)
Cash Paid in Lieu of Common Stock at Acquisition .......      (2,298)        --           --
Net Expenses Incurred for Debenture Conversion .........        --            (32)        --
Proceeds From Issuance of Common Stock .................       1,498          525          613
Unearned Compensation ..................................        (338)        --           --
                                                             -------      -------      -------
     Net Cash Used in Financing Activities .............      (6,700)      (3,467)      (2,606)
                                                             -------      -------      -------
     Net Increase (Decrease)  in Cash ..................       1,418          256         (898)
     Cash at Beginning of Year .........................         478          222        1,120
                                                             -------      -------      -------
     Cash at End of Year ...............................     $ 1,896      $   478      $   222
                                                             =======      =======      =======

Noncash investing activities include $1.2 million and $11.9 million of unrealized gains on securities available for sale in 1996 and 1995, respectively. Noncash financing activities include $8,918,000 of debentures converted into 979,820 shares of common stock in 1995.


NOTE 17 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business to meet the financing needs of its customers, BankGroup is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees written. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

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

As of December 31, 1996 and 1995, outstanding financial instruments whose contract amounts represent potential credit risk were as follows:

                                                           1996           1995
                                                           ----           ----
Financial Instruments Whose Contract Amounts
   Represent Credit Risk:
     Commitments to Extend Credit ................       $128,252       $109,890
     Standby Letters of Credit and Financial
         Guarantees Written ......................          6,330          4,547

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


NOTE 18 - CONCENTRATIONS OF CREDIT RISK

Virtually all of BankGroup's business activity is with customers located in the southwestern, central and east central regions of Virginia. Accordingly, operating results are closely correlated with the economic trends within the region and influenced by the significant industries within the region including textile, furniture and pre-built housing as well as agriculture. In addition, the ultimate collectibility of the Banks' loan portfolios and the recovery of the carrying amounts of repossessed property are susceptible to changes in the market conditions of this geographic region. The commercial portfolio is diversified with no significant concentrations of credit at December 31, 1996. Acquisition and development construction loans account for $40.2 million and $30.8 million of the commercial portfolio at December 31, 1996 and 1995, respectively. In addition, other commercial loans secured by real estate totaled $116.6 million and $96.5 million at December 31, 1996 and 1995, respectively. The real estate loan portfolio consists almost entirely of 1-4 family residential property. BankGroup was the creditor for approximately $128.3 million and $97.9 million at December 31, 1996 and 1995, respectively, of consumer loans for automobiles and mobile homes generated directly or purchased from established dealers (indirect). These loans are generally collateralized by the related property and are either endorsed or subject to mandatory dealer repurchase agreements.

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

(g)      Deposits
         The fair value of demand, interest checking, savings and money market deposits is the amount payable on demand at December 31, 1995 and
         December 31, 1996 and December 31, 1995. The fair value of fixed maturity time deposits and certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities and repayment characteristics.

(h)      Short-Term Debt
         The carrying amount is a reasonable estimate of fair value.

(i)      Long-Term Debt
         The fair value of long-term debt is estimated using the rates currently offered for borrowings of similar remaining maturities and repayment characteristics.

(j) Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written
         The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at December 31, 1996 and December 31, 1995, and as such the related fair values have not been estimated.

(k)      Accrued Interest
         The carrying amount is a reasonable estimate of fair value.

The estimated fair values of BankGroup's financial instruments at December 31, 1996 and 1995 are as follows:

                                                                 1996                                1995
                                                 -------------------------------     -------------------------------
                                                 Carrying Amount      Fair Value     Carrying Amount      Fair Value
                                                 ---------------      ----------     ---------------      ----------
FINANCIAL ASSETS
Cash and Due From Banks ....................        $   37,972        $   37,972        $   31,497        $   31,497
Interest-Bearing Deposits in Domestic Banks                518               518               875               875
Mortgage Loans Held for Sale ...............               742               745             1,780             1,788
Federal Funds Sold .........................              --                --               9,560             9,560
Securities Available for Sale ..............           335,023           335,023           211,970           211,970
Securities Held to Maturity ................            90,519            92,709           112,181           116,830
Loans, Net .................................           774,172           788,294           664,642           676,181
                                                    ----------        ----------        ----------        ----------
     TOTAL FINANCIAL ASSETS ................        $1,238,946        $1,255,261        $1,032,505        $1,048,701
                                                    ==========        ==========        ==========        ==========


FINANCIAL LIABILITIES
Deposits:
Demand Deposits (Noninterest-Bearing) ......        $  120,989        $  120,989        $  113,417        $  113,417
   Interest Checking Accounts ..............            99,834            99,834            93,478            93,478
   Savings Deposits ........................           121,336           121,336           133,074           133,074
   Money Market Investment Accounts ........            81,946            81,946            78,920            78,920
   Time Deposits:
   Certificates of Deposit $100,000 and Over            90,189            91,398            76,965            77,777
   Other ...................................           372,225           379,488           349,723           353,675
                                                    ----------        ----------        ----------        ----------
   TOTAL DEPOSITS ..........................           886,519           894,991           845,577           850,341
Short-Term Debt ............................           213,799           213,799           111,736           111,736
FHLB Callable ..............................            45,000            44,968              --                --
Long-Term Debt .............................            26,029            26,055               929             1,050
                                                    ----------        ----------        ----------        ----------
     TOTAL FINANCIAL LIABILITIES ...........        $1,171,347        $1,179,813        $  958,242        $  963,127
                                                    ==========        ==========        ==========        ==========


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


NOTE 20 - STOCK DIVIDEND

On February 20, 1996, MainStreet BankGroup declared a two-for-one stock split, in the form of a 100% stock dividend, payable March 15, 1996 to stockholders of record March 4, 1996. Shareholders received one additional share of common stock for each share held on the record date. The par value of the 4,267,536 shares issued of approximately $21,388,000 was transferred from retained earnings to the common stock account.


NOTE 21 - CONTINGENCIES AND OTHER MATTERS

BankGroup and its subsidiaries, in the normal course of business, are involved in various legal actions and proceedings. It is the opinion of management that any liabilities arising from these matters and not covered by insurance, would not have a material effect on BankGroup's financial position.

Quarterly Financial Results (Unaudited)
(In Thousands, Except Per Share Data)                   Fourth              Third              Second             First
1996                                                   Quarter             Quarter            Quarter            Quarter
----                                                   -------             -------            -------            -------
Interest Income                                        $25,062             $24,168            $22,476           $21,596
Interest Expense                                        11,912              11,016             10,190             9,737
                                                       -------             -------            -------           -------
     Net Interest Income                                13,150              13,152             12,286            11,859
Provision for Loan Losses                                  907                 946                555               868
                                                       -------             -------            -------           -------
     Net Interest Income After Provision                12,243              12,206             11,731            10,991
Noninterest Income                                       2,799               2,526              2,797             2,906
Noninterest Expense                                      9,448               8,993              8,561             8,346
                                                       -------             -------            -------           -------
     Income Before Income Taxes                          5,594               5,739              5,967             5,551
Income Tax Expense                                       1,717               1,874              1,883             1,644
                                                       -------             -------            -------           -------
     Net Income                                        $ 3,877             $ 3,865            $ 4,084           $ 3,907
                                                       =======             =======            =======           =======

Per Share:
     Net Income:
         Primary                                       $   .34             $   .34            $   .35           $   .34
                                                       =======             =======            =======           =======
         Fully Diluted                                 $   .34             $   .34            $   .35           $   .34
                                                       =======             =======            =======           =======
     Cash Dividends Declared                           $   .14             $   .13            $   .11           $   .11
                                                       =======             =======            =======           =======

Quarterly Financial Results (Unaudited)
(In Thousands, Except Per Share Data)                    Fourth              Third              Second             First
1995                                                    Quarter             Quarter            Quarter            Quarter
----                                                    -------             -------            -------            -------
Interest Income                                        $21,448             $21,089            $19,805           $18,827
Interest Expense                                         9,815               9,899              8,967             8,076
                                                       -------             -------            -------           -------
     Net Interest Income                                11,633              11,190             10,838            10,751
Provision for Loan Losses                                  353                 353                355               358
                                                       -------             -------            -------           -------
     Net Interest Income After Provision                11,280              10,837             10,483            10,393
Noninterest Income                                       2,362               2,147              2,196             1,821
Noninterest Expense                                      7,672               8,230              8,329             8,230
                                                       -------             -------            -------           -------
     Income Before Income Taxes                          5,970               4,754              4,350             3,984
Income Tax Expense                                       1,840               1,308              1,271             1,147
                                                       -------             -------            -------           -------
     Net Income                                        $ 4,130             $ 3,446            $ 3,079           $ 2,837
                                                       =======             =======            =======           =======

Per Share:
     Net Income:
         Primary                                       $   .36             $   .33            $   .30           $   .27
                                                       =======             =======            =======           =======
         Fully Diluted                                 $   .36             $   .31            $   .28           $   .26
                                                       =======             =======            =======           =======
     Cash Dividends Declared                           $   .10             $   .09            $   .10           $   .08
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

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

           With respect to the directors of the Company, the information required by Item 10 of Form 10-K appears on pages 4 and 5 of the Company's 1997 Proxy Statement and is incorporated herein by reference. With respect to the executive officers of the Company, the information required by Item 10 of Form 10-K appears in Part I of this report on pages 13 and 14.

Item 11.   Executive Compensation

           The information required by Item 11 of Form 10-K appears on pages 9 through 17 of the Company's 1997 Proxy Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

           The information required by Item 12 of Form 10-K appears on pages 5 through 7 of the Company's 1997 Proxy Statement and is incorporated herein by reference.


Item 13.   Certain Relationships and Related Transactions

           The information required by Item 13 of Form 10-K appears on page 16 of the Company's 1997 Proxy Statement and is incorporated herein by reference.


                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.    Financial Statements

           The information  required by Item 10 of Form 10-K appears in Part II,
           Item 8, of this report on pages 25 through 50.

(a). 2.    Financial Statement Schedules

           All schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes. financial statements or related notes.

(a)  3.    Exhibits Required to be filed by Item 601 of Regulation S-K

           See index to exhibits.

(b)        Reports on Form 8-K

           Form 8-K filed February 23, 1996, regarding the 2-for-1 split in Registrant's common stock.

           Form 8-K filed April 22, 1996, regarding the definitive agreement for
           acquisition   of  The  First   National  Bank  of  Clifton  Forge  by
           Registrant.

           Form 8-K filed  October 3, 1996,  regarding  the  consumation  of the
           acquisition   of  The  First   National  Bank  of  Clifton  Forge  by
           Registrant.

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

4          Preferred   Share   Rights  Plan   (Incorporated   by   reference  to
           Registrant's Form 8-K dated January 18, 1990)

16 Letter regarding change in certifying accountant incorporated by reference to Form 8-K filed on November 29, 1995.

21 Statement of Subsidiaries of the Registrant is included as an Exhibit to this report.

23         Consent of Coopers & Lybrand L.L.P.

27         Financial Data Schedule

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        MAINSTREET BANKGROUP INCORPORATED


By: /s/Michael R. Brenan                          /s/James E. Adams
    --------------------                          -----------------
    Michael R. Brenan, President,                 James E. Adams, Executive Vice
    Chairman of the Board and                     President, Chief Financial
    Chief Executive Officer                       Officer and Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       NAME                                      TITLE                                              DATE
       ----                                      -----                                              ----
/s/W. Christopher Beeler, Jr.                    Director                                          2/26/97
-----------------------------                                                                      -------
W. Christopher Beeler, Jr.

/s/Thomas B. Bishop                              Director                                          2/26/97
-------------------                                                                                -------
Thomas B. Bishop

/s/Michael R. Brenan                             President, Chairman of the Board                  2/26/97
--------------------                             and Chief Executive Officer                       -------
Michael R. Brenan

/s/William L. Cooper, III                        Director                                          2/26/97
-------------------------                                                                          -------
William L. Cooper, III

/s/Billy P. Craft                                Director                                          2/26/97
-----------------                                                                                  -------
Billy P. Craft

/s/Phillip W. Dean                               Director                                          2/26/97
-------------------                                                                                -------
Phillip W. Dean

/s/I. Patricia Henry                             Director                                          2/26/97
--------------------                                                                               -------
I. Patricia Henry

/s/Larry E. Hutchens                             Director                                          2/26/97
--------------------                                                                               -------
Larry E. Hutchens

/s/George J. Kostel                              Director                                          2/26/97
-------------------                                                                                -------
George J. Kostel

/s/William O. McCabe, Jr., MD                    Director                                          2/26/97
-----------------------------                                                                      -------
William O. McCabe, Jr., MD

/s/Albert L. Prillaman                           Director                                          2/26/97
----------------------                                                                             -------
Albert L. Prillaman

/s/Richard M. Simmons, Jr.                       Director                                          2/26/97
--------------------------                                                                         -------
Richard M. Simmons, Jr.

/s/Thomas B. Stanley, Jr.                        Director                                          2/26/97
-------------------------                                                                          -------
Thomas B. Stanley, Jr.