Form 10-Q
period 1997-03-31
MAINSTREET BANKGROUP INC
filed 1997-05-14
CIK 216870

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number 0-8622

              For the Period Ended March 31, 1997

                MAINSTREET BANKGROUP INCORPORATED
     (Exact Name of Registrant as Specified in its Charter)

          Virginia                                54-1046817
-----------------------------------------------------------------
(State or Other Jurisdiction of   (I.R.S. Employer Identification
 Incorporation or Organization)               No.)

P. O. Box 4831              Martinsville, Virginia       24115
-----------------------------------------------------------------
      (Address of Principal Executive Office)         (Zip Code)

                         (540) 666-6724
                         --------------
      (Registrant's Telephone Number, Including Area Code)

                                    N/A
-----------------------------------------------------------------
Former Name, Former Address, and Formal Fiscal Year, if Changed
Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X                          No
                       -                               --

Indicate the number of shares outstanding at each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                  OUTSTANDING AT APRIL 30, 1997
------------------------------     ------------------------------
COMMON STOCK $5.00 PAR VALUE              11,376,417
------------------------------     ------------------------------






                        MAINSTREET BANKGROUP INCORPORATED

                                    FORM 10-Q

                                      INDEX





              PART I.  FINANCIAL INFORMATION                    PAGE NO.


Item 1.     Financial Statements

            Consolidated Balance Sheets -- March 31, 1997 and
            December 31, 1996

            Consolidated Statements of Income  -- Three Months
            Ended March 31, 1997 and 1996

            Consolidated Statements of Cash Flow -- Three Months
            Ended March 31, 1997 and 1996

            Notes to Consolidated Financial Statements

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


                           PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings

Item 4.     Submission of Matters to a Vote of Security Holders

Item 6(b).  Reports on Form 8-K

               MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                          (IN 000'S EXCEPT SHARE DATA)
                                                  MARCH 31    DECEMBER 31
                                                    1997           1996
                                                    ----           ----
ASSETS
Cash and Due From Banks                         $   36,592    $    37,972
Interest-Earning Deposits in Domestic Banks            505            518
Mortgage Loans Held for Sale                         2,217            742
Securities Available for Sale (Approximate Cost
 of $404,764 in March 31, 1997, and $333,770 in
 December, 1996)                                   402,231        335,023
Securities Held to Maturity (Approximate Market
 Values of $86,129 in March 31, 1997 and $92,709
 in December, 1996)
   Taxable                                          48,652         52,314
   Nontaxable                                       36,467         38,205
                                                  --------     ----------
                                                    85,119         90,519

Loans, Net of Unearned Income                      793,159        784,367
 Less:  Allowance for Loan Losses                 ( 10,712)    (   10,195)
                                                  --------     ----------
   Loans, Net                                      782,447        774,172

Bank Premises and Equipment, Net                    15,425         14,932
Other Real Estate Owned                                822            905
Other Assets                                        36,457         34,054
                                                 ---------     ----------
   TOTAL ASSETS                                 $1,361,815     $1,288,837
                                                ==========    ===========

LIABILITIES
Deposits:
 Demand Deposits (Noninterest-Bearing)          $  127,141    $   120,989
 Interest Checking Accounts                        100,886         99,834
 Savings Deposits                                  120,168        121,336
 Money Market Investment Accounts                   84,365         81,946
 Time Deposits
   Certificates of Deposit $100,000 and Over       101,923         90,189
   Other                                           384,207        372,225
                                                 ---------     ----------
   TOTAL DEPOSITS                                  918,690        886,519

Short -Term Debt                                   320,319        213,799
FHLB Advances, Callable 2/97                           ---         45,000
Long-Term Debt                                       1,016         26,029
Accrued Interest Payable                             3,763          4,002
Other Liabilities                                    9,129          5,012
                                                 ---------     ----------
   TOTAL LIABILITIES                             1,252,917      1,180,361
                                                 ---------     ----------

SHAREHOLDERS' EQUITY
Preferred Stock, (Par Value $5 Per Share,
 Authorized 1,000,000 Shares; None Outstanding)      ---             ---
Common Stock, (Par Value $5 Per Share,
 Authorized 20,000,000 Shares; Issued and
 Outstanding 11,373,417 Shares in March,1997
 and 11,342,248 in December, 1996)                 56,867         56,711
Capital in Excess of Par                            6,109          5,799
Retained Earnings                                  48,449         46,115
Unearned Compensation                           (     297)    (      338)
Unrealized Gains (Losses) on Securities Net     (   2,230)           189
                                                ---------     ----------
   TOTAL SHAREHOLDERS' EQUITY                     108,898        108,476
                                                ---------     ----------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $1,361,815    $1,288,837
                                                ==========    ==========


               MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN 000'S EXCEPT PER SHARE DATA)
                                         UNAUDITED
                                      THREE MONTHS ENDED
                                      ---   ---------------
                                    MARCH 31      MARCH 31
                                      1997          1996
                                     -----          ----
INTEREST INCOME
  Taxable                          $18,280         $16,270
  Nontaxable                            32              30
Interest on Mortgage Loans Held
 for Sale                               33              58
Interest and Dividends on
 Securities Available for Sale       5,422           3,110
Interest and Dividends on
 Securities Held to Maturity
  Taxable                              926           1,314
  Nontaxable                           497             566
Other Interest Income                   13             248
                                   -------         -------
  Total Interest Income             25,203          21,596

INTEREST EXPENSE
Deposits                             8,555           8,303
Short-Term Borrowings                3,066             998
Long-Term Debt                         927             436
                                   -------         -------
  Total Interest Expense            12,548           9,737
                                   -------         -------

Net Interest Income                 12,655          11,859
Provisions for Loan Losses             884             868
                                   -------         -------
  Net Interest Income After
   Provision for Loan Losses        11,771          10,991

NONINTEREST INCOME
Service Charges, Fees and Other      2,070           1,951
Trust Income                           806             737
Securities Gains (Losses), Net         876             218
                                   -------         -------
                                     3,752           2,906
NONINTEREST EXPENSE
Salaries                             3,750           3,207
Employee Benefits                    1,530           1,257
Net Occupancy Expense                  461             425
Equipment                              872             963
FDIC Assessment                         24               2
Stationery and Supplies                232             236
Advertising                            203             142
Other                                2,776           2,114
                                   -------         -------
                                     9,848           8,346
                                   -------         -------
Income Before Income Taxes           5,675           5,551
Income Tax Expense                   1,749           1,644
                                   -------         -------
NET INCOME                         $ 3,926         $ 3,907
                                   =======         =======

Per Share
Primary:
  NET INCOME                       $   .34         $   .34
                                   =======         =======
Dividends Per Share                $   .14         $   .11
                                   =======         =======
Average Shares Outstanding          11,401          11,461
                                   =======         =======
Fully Diluted:
  NET INCOME                       $   .34         $   .34
                                   =======         =======
Average Shares Outstanding          11,401          11,462
                                   =======         =======


               MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                   (IN 000'S)
                                                   THREE MONTHS ENDED
                                                   ------------------
                                                     MARCH     MARCH
                                                      1997      1996
                                                      ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                        $   3,926 $   3,907
Adjustments to Reconcile Net Income to
 Net Cash Provided (Used)
 by Operating Activities:
  Provision for Loan Losses                             884       868
  Depreciation and Amortization                         573       595
  Amortization of Securities Premiums and
    Discounts, Net                                      697       (42)
  Provision for Deferred Income Taxes                  (390)      182
  Gain on Sale of Securities, Net                      (876)     (218)
  Amortization of Intangibles                            42        57
  Mortgage Loan Originations Held for Sale           (4,788)   (4,249)
  Mortgage Loans Sold                                 3,313     4,992
  Changes in Other Assets and Other Liabilities:
   Other Assets                                        (547)     (233)
   Accrued Interest                                    (239)      426
   Other Liabilities                                  4,117     2,249
                                                    -------   -------

Net Cash Provided by Operating Activities:            6,712     8,534
                                                    -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net Increase in Federal Funds Sold                      ---   (16,875)
(Increase) Decrease in Interest-Earning Deposits         13      (443)
Purchases of Securities Available for             ( 226,396)  (48,126)
Purchases of Securities Held to Maturity                ---   (12,415)
Proceeds from Sale of Securities Available
 for Sale                                           133,153    54,393
Proceeds from Calls and Maturities of Securities
 Available for Sale                                  22,385     8,291
Proceeds from Calls and Maturities of
 Securities Held to Maturity                          5,506    14,660
Net Increase in Loans                                (9,159)  (18,157)
Purchases of Bank Premises and Equipment             (1,068)     (381)
Proceeds From Sale of Bank Premises and Equipment         2        11
Net Decrease in Other Real Estate                        83       492
Increase in Other Assets                               (205)      ---
                                                    -------   -------

Net Cash Used in Investing Activities               (75,686)  (18,550)
                                                    -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Increase in Deposits                             32,171    12,645
Net Increase (Decrease) in Short-Term Debt          106,520   (71,446)
Net Increase (Decrease) in FHLB Advances,
 Callable 2/97                                      (45,000)   45,000
Net Increase (Decrease) in Other Long-Term Debt     (25,013)   25,000
Cash Dividends                                       (1,591)   (1,241)
Proceeds from Issuance of Common Stock                  507       241
                                                    -------   -------

Net Cash Provided by Financing Activities            67,594    10,199
                                                    -------   -------

Net Increase (Decrease) in Cash and Due From Banks   (1,380)      183
Cash and Due From Banks at Beginning of Year         37,972    31,497
                                                    -------   -------

Cash and Due From Banks at End of Year            $  36,592 $  31,680
                                                    =======   =======




                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements of MainStreet BankGroup Incorporated and its subsidiaries conform to generally accepted accounting principles and to general banking industry practices. The interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments of a normal and recurring nature which are necessary for a fair presentation of the consolidated financial statements herein have been included. The financial statements herein should be read in conjunction with the notes to financial statements included in the corporation's 1996 Form 10-K to the SEC.


2.   Securities Available for Sale
     -----------------------------

The following sets forth the composition of securities available for sale, which are carried at approximate market value at March 31, 1997:

                                                      Gross         Gross       Approx.
                                      Amortized     Unrealized   Unrealized     Market
                                         Cost         Gains        Losses       Value
                                         ----         -----       --------     -------
U. S. Treasury Securities              $  4,981      $    35    $     (4)     $  5,012
Obligations of U.S.
 Government Agencies                     31,316           15        (808)       30,523
Mortgage-Backed Securities              219,470        1,174      (1,404)      219,240
Collateralized Mortgage
 Obligations and REMICs                 119,610            5      (1,979)      117,636
Corporate Bonds                          11,789          244        (142)       11,891
Other Securities                          9,103          130         ---         9,233
Obligations of States and
 Political Subdivisions                   8,495          223         (22)        8,696
                                        --------      -------    --------     --------
 Total Securities
  Available for Sale                   $404,764      $ 1,826    $ (4,359)     $402,231
                                       ========      =======    ========      ========

Gross gains and losses of $977,000 and $107,000, respectively, were realized on sales and calls of securities available for sale.


3.   Securities Held to Maturity
     ---------------------------

The carrying and approximate market values and gross unrealized gains and losses of securities held to maturity are as follows at March 31, 1997:
                                              Gross        Gross       Approx.
                               Amortized    Unrealized  Unrealized     Market
                                 Cost         Gains        Losses      Value
                                 ----         -----        ------      -----
Obligations of U.S.
 Government Agencies             $ 19,196     $   772     $    ---    $ 19,968
Mortgage-Backed Securities         26,510         245         (455)     26,300
Obligations of State and
 Political Subdivisions            39,413         661         (213)     39,861
                                 --------     -------     ---------   --------
 Total Securities Held
  to Maturity                    $ 85,119     $ 1,678     $   (668)   $ 86,129
                                 ========     =======      ========   ========

Gross gains and losses of $7,000 and $1,000, respectively, were realized on calls of securities held to maturity.

4.   Loan Portfolio
     --------------

Major classifications of loans at March 31, 1997 and December 31, 1996 are summarized below:

                                            (In 000's)
                                   March 1997   December 1996
                                   ----------   -------------
Commercial                          $353,033       $349,834
Real Estate                          209,069        206,453
Consumer                             244,881        242,211
                                    --------       --------
 Total Loans                         806,983        798,498
 Less:  Unearned Income and
        Deferred Fees                 13,824         14,131
                                    --------       --------
  Loans, Net of Unearned Income and
   Deferred Fees                     793,159        784,367
 Less:  Allowance for Loan Losses     10,712         10,195
                                    --------       --------
  Loans, Net                        $782,447       $774,172
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




                                                (In 000's)
                                            March 31    March 31
                                             1997         1996
                                             ====         ====
Balance at December 31, 1996 and 1995     $ 10,195     $  9,036

Charge-offs:
  Commercial, Financial and Agricultural        94          293
  Real Estate - Mortgage                        34           11
  Installment                                  474          317
                                          --------     --------
                                               602          621

Recoveries:

  Commercial, Financial and Agricultural        85           57
  Real Estate - Mortgage                       ---          ---
  Installment                                  150          120
                                          --------     --------
                                               235          177

Net Charge-offs                                367          444
Provision for Loan Losses                      884          868
                                          --------     --------

Balance at March 31, 1997 and 1996        $ 10,712     $  9,460
                                          ========     ========

Nonaccrual loans and loans 90-days past due or more as to interest or principal payments are considered by BankGroup to be nonperforming loans. Nonperforming loans were .75% of loans, net of unearned income at March 31, 1997.

The following table presents aggregate loan amounts for nonaccrual and 90-day due loans as of March 31, 1997 and 1996:

                                             1997        1996
                                             ----        ----
Nonaccrual Loans                          $  3,929     $  3,091
Loans Past Due 90 Days or More               2,017        2,199
                                          --------     --------

  Total Nonperforming Loans                  5,946        5,290
                                          --------     --------

Other Real Estate Owned                        822        1,251
Other Repossessed Assets                        53          181
                                          --------     --------

  Total Foreclosed/Repossessed Assets          875        1,432
                                          --------     --------

  Total Nonperforming Loans and
   Foreclosed/Repossessed Assets          $  6,821     $  6,722
                                          ========     ========

The effect of nonaccrual loans on interest income for the three months ended March 31, 1997 and 1996 was as follows:


                                              1997        1996
                                              ----        ----
Gross Amount of Interest That Would
 Have Been Recorded at Original Rate      $    106     $     78
Interest That Was Reflected in Income          ---            1
                                          --------     --------

Net Impact on Interest Income             $    106     $     77
                                          =========    ========

At March 31, 1997, the recorded investment in loans which have been identified by BankGroup as impaired loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of
A Loan", totaled $3.9 million.   The portion of the allowance for loan losses
related to such loans was $1.1 million.

5. Contingencies and Other Matters
  --------------------------------

BankGroup and its subsidiaries, in the normal course of business, are involved in various legal actions and proceedings. It is the opinion of management that any liabilities arising from these matters and not covered by insurance, would not have a material effect on BankGroup's financial position.


6. Earnings Per Share
  ------------------

The Company will adopt Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," on December 31, 1997. SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share informtion. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128.

If the Company had adopted SFAS No. 128 for the period ended March 31, 1997, the following computation would have been used to arrive at basic income per common share and diluted income per common share that would have been presented on the consolidated statements of income:

                                  Three Months Ended    Three Months Ended
                                    March 31, 1997       March 31, 1996
                                    --------------       --------------
Basic income per common share:
  Net Income                          $   3,926            $   3,907
                                       =========           =========

  Weighted average shares:

     Common shares outstanding           11,358               11,399
                                      =========            =========

Basic income per common share         $     .35            $     .34
                                      =========            =========


Diluted income per common share:
  Net Income                          $   3,926            $   3,907
                                      =========            =========

  Weighted average shares:

     Common shares outstanding           11,358               11,399

     Dilutive effect of stock options        43                   62
                                      ---------            ---------

     Total Shares                        11,401               11,461
                                      =========            =========

  Diluted income per common share     $     .34            $     .34
                                      =========            =========


Item 2.Management's Discussion and Analysis of Financial Conditions
       ------------------------------------------------------------
       and Results of Operations
       -------------------------


OVERVIEW
--------

MainStreet BankGroup Incorporated reported first quarter earnings in 1997 of $3.9 million which was flat compared to first quarter earnings in 1996 of $3.9 million. The 1997 and 1996 incomes equated to $.34 per share on a primary and a fully diluted basis. The 1997 return on assets and return on equity were 1.21% and 14.22%, respectively. The 1996 return on assets and return on equity were 1.47% and 15.41%, respectively. The 1997 income was impacted by a check-kiting scheme which surfaced at the end of the first quarter. The entire amount of the loss was recorded at $635,000, which net of tax translates into a loss of $413,000. The Corporation is pursuing recovery of this loss, but at this time cannot approximate the recovery.

NET INTEREST INCOME
-------------------

Net interest income was $12.7 million for the quarter ended March 1997 compared to $11.9 million for the quarter ended March 1996, an increase of .8 million, or 6.7%. Total interest income increased $3.6 million over 1996 levels while total interest expense increased $2.8 million over the same period. The net interest margin for the first quarter of 1997 and 1996 was 4.23% and 4.82%, respectively. The yield on earning assets for March 31, 1997 and 1996 was 8.33% and 8.73%, respectively. The cost of funds was 4.10% and 3.91% for March 31, 1997 and March 31, 1996, respectively. The largest item to impact the net interest margin for period ending March 31, 1997 was the prepayment speeds of the adjustable rate mortgage backed bonds. High levels of prepayments caused additional expense to be recorded related to the amortization of these bond premiums. This expense, which reduced net income, was offset by realizing market gains on these securities. Interest on securities available for sale increased over last year by $2.3 million due to increased volume attributable to leveraging transactions. Average loan volume increased $108.5 million over 1996 levels which increased loan income. The interest expense increase was centered in short-term and long-term borrowings which together increased $2.6 million in the year to year comparison. These borrowings were part of the leveraging transactions.


PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses was relatively flat for March 31, 1997 compared to March 31, 1996. The expense for both periods was $.9 million. There were additional provisions made in the first quarter of 1996 to catch up the provision to increased loan volumes.


NONINTEREST INCOME
------------------

Total noninterest income, excluding securities gains, for the first quarter of 1997 was $2.9 million compared to $2.7 million in the first quarter of 1996, an increase of 7.0%. The 1997 income included net losses on other real estate of $18 thousand compared to gains in 1996 of $394 thousand. With other real estate factored out of noninterest income and excluding securities gains, noninterest income increased $.6 million, or 26.2%, partially attributable to income from bank owned life insurance which was purchased in the latter part of 1996. This income for the first quarter of 1997 was $.2 million. Service charges on deposit accounts increased $.1 million at March 31, 1997 over the same period in 1996, an increase of 19.3%. The remainder of the increase was mainly due to credit life insurance and transaction card income.


SECURITIES GAINS
----------------

Securities gains were $.9 million for the quarter ended March 31, 1997 compared to $.2 million for the quarter ended March 31, 1996. As previously mentioned, high levels of prepayments on adjustable rate mortgage backed securities accelerated expense related to amortization of bond premiums. This expense was offset by realizing market gains on these securities.

NONINTEREST EXPENSE
-------------------

Total noninterest expense at March 31, 1997 was $9.8 million, an increase of $1.5 million, or 18.0%, in comparison to the same period a year ago. Salaries and employee benefits increased $.8 million at March 31, 1997 in comparison to March 31, 1996. This increase in expense was due to several initiatives undertaken by the Corporation. Two additional branches were opened in the latter part of 1996. A new risk management function was added to the Holding Company in late 1996. Also in the latter part of 1996, a telebanking center was established and staffed which will allow customers access to their accounts twenty-four hours a day. Other noninterest expense increased $.7 million, primarily due to a loss from a check-kiting scheme that surfaced in the latter part of the first quarter. The entire pretax loss of $.6 million was expensed.


FINANCIAL CONDITION
-------------------

Total assets at March 31, 1997 were $1.4 billion, an increase of $73.0 million from year end, December 31, 1996.

Securities available for sale were $402.2 million at March 31, 1997 compared to $335.0 million at December 31, 1996, an increase of $67.2 million, or 20.06%. This increase was due to the Corporation investing in additional adjustable rate mortgages funded by repurchase agreements, Federal Home Loan Bank advances, and increased deposits. Securities held to maturity at March 31, 1997 declined $5.4 million from December 31, 1996 due to calls and maturities.

Loans, net of unearned income, at March 31, 1997 were $793.2 million, an increase of $8.8 million from December 31, 1996. A discussion on credit quality can be found in the Asset Quality section of this analysis.

Total deposits at March 31, 1997 were $918.7 million compared to $886.5 million at December 31, 1996, an increase of $32.2 million. All categories increased somewhat but the most significant were demand deposits of $6.2 million; certificates of deposit $100,000 and over at $11.7 million; and other time deposits at $12.0 million.

Short-term debt at March 31, 1997 was $320.3 million compared to $213.8 million at December 31, 1996, an increase of $106.5 million. This increase was principally in repurchase agreements and FHLB advances due to a shift from long-term debt and due to additional funding of available for sale securities. At March 31, 1997 short-term debt consisted of $97.4 million in FHLB advances; $158.5 million in repurchase agreements; $42.7 million in federal funds purchased; $9.9 million in corporate cash management accounts; $10.0 million in treasury tax and loan notes; and $1.8 million in other short-term borrowings. Long-term debt at December 31, 1996 consisted of $45.0 million in callable FHLB advances, $25.8 million of long-term FHLB advances, and $.2 million in a capital lease. The FHLB advances were called in February 1997 and the original long-term FHLB borrowing matured. At March 31, 1997, the long-term debt consisted of $.8 million in FHLB advances and $.2 million in the capital lease.


ASSET QUALITY
-------------

Nonperforming assets were $6.9 million at March 31, 1997 compared to $7.2 million at December 31, 1996. Nonperforming loans were $5.9 million and $6.1 million at March 31, 1997 and December 31, 1996, respectively. The ratio of nonperforming loans to loans, net of unearned income, improved slightly to .75% at March 31, 1997 compared to .78% at December 31, 1996. At March 31, 1997 nonaccrual loans comprised $3.9 million of the nonperforming loans compared to $3.1 million at December 31, 1996. The ratio of the allowance for loan losses to nonperforming loans at March 31, 1997 and December 31, 1996 were 180.15% and 166.15% respectively. The net charge-off ratio at March 31, 1997 improved to
 .19% compared to .29% at December 31, 1996. The allowance for loan losses to actual loans, net of unearned income, was 1.35% and 1.30% at March 31, 1997 and December 31, 1996, respectively.


SHAREHOLDERS' EQUITY
--------------------

Total shareholders' equity, excluding unrealized gains (losses) on securities, at March 31, 1997 was $108.9 million, an increase of $2.8 million from year-end, December 31, 1996. Dividends per share were $.14 per share for the quarter ended March 31, 1997. At March 31, 1997, the leverage and total risk-based capital ratios were 8.12% and 14.68%, respectively. These same ratios at December 31, 1996 were 8.37% and 14.84%, respectively. The capital position remains strong with ratios substantially above regulatory prescribed minimums.


LIQUIDITY
---------

The measurement of liquidity is performed by monitoring ratios that indicate the level of liquid assets relative to liabilities, the dependence on potential volatile funding sources, and the relationship of loans to deposits. While relying on core deposit relationships as the basis of liquidity, increased loan demand has resulted in the Corporation seeking alternative sources of liquidity and utilizing existing sources through a higher level within established guidelines. The loan-to-deposit ratio at March 31, 1997 and December 31, 1996 was 85.41% and 87.44%, respectively. The large liability dependency ratio was 30.93% and 28.90% at March 31, 1997 and December 31, 1996, respectively. The liquidity ratio at March 31, 1997 and December 31, 1996 was 24.00% and 21.00%, respectively.


CONTINGENCIES AND OTHER MATTERS
-------------------------------

This discussion is found in Note 5 of The Notes to Consolidated Financial Statements in this report.






                           PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
------- -----------------

The information required by Part II, Item 1, of the Form 10-Q appears in Note 5 of The Notes to Consolidated Financial Statements in this report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ---------------------------------------------------

On April 23, 1997, two matters were submitted to a vote of security holders at the company's Annual Meeting of Stockholders held in Martinsville, Virginia.

The first matter was the election of directors. The following eleven individuals were elected as directors of the Registrant.


                Director                        For           Withheld
                --------                        ---           --------

            W. Christopher Beeler, Jr.        7,621,550       202,331
            Thomas B. Bishop                  7,616,854       207,027
            Michael R. Brenan                 7,617,035       206,846
            William L. Cooper, III            7,621,550       202,331
            Billy P. Craft                    7,486,566       337,315
            Phillip W. Dean                   7,613,082       210,799
            I. Patricia Henry                 7,560,480       263,401
            Larry E. Hutchens                 7,608,551       215,330
            George J. Kostel                  7,601,191       222,690
            William O. McCabe, Jr., M.D.      7,621,272       202,609
            Albert L. Prillaman               7,610,238       213,643


The second matter was the approval of the 1997 Stock Incentive Plan. The MainStreet BankGroup 1997 Stock Incentive Plan, pursuant to which a maximum of 550,000 shares of MainStreet BankGroup Common Stock may be issued, was approved with the following breakdown of votes.


                For           Against      Abstain
                ---           -------      -------

              6,769,900       713,963      340,018



ITEM 6(B).  REPORTS ON FORM 8-K
----------  -------------------

None

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereof duly authorized.



     (Registrant)               MAINSTREET BANKGROUP INCORPORATED


Date  May 13, 1997                 /s/James E. Adams
     -----------------------       -----------------------------
                                   James E. Adams
                                   Chief Financial Officer
                                   Executive Vice President
                                   Treasurer
