Form 10-Q
period 1997-06-30
MAINSTREET BANKGROUP INC
filed 1997-08-13
CIK 216870

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-862   For the Period Ended June 30, 1997

                MAINSTREET BANKGROUP INCORPORATED
     (Exact Name of Registrant as Specified in its Charter)

        Virginia                                       54-046817
--------------------------                     ------------------
(State or Other Jurisdiction of                  (I.R.S. Employer
Incorporation or Organization)                  Identification No.)


P. O. Box 4831         Martinsville, Virginia             24115
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

                 Yes   X                          No
                       --                               --

Indicate the number of shares outstanding at each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                    OUTSTANDING AT JULY 31,1997
-----------------------------------------------------------------
COMMON STOCK $5.00 PAR VALUE                    11,396,976
-----------------------------------------------------------------





                        MAINSTREET BANKGROUP INCORPORATED

                                    FORM 10-Q

                                      INDEX

            PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

          Consolidated Balance Sheets -- June 30, 1997 and
          December 31, 1996

          Consolidated Statements of Income  -- Six Months and
          Three Months Ended June 30, 1997 and 1996

          Consolidated Statements of Cash Flow -- Six Months
          Ended June 30, 1997 and 1996

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


                           PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

Item 6(b).  Reports on Form 8-K

               MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                          (IN 000's EXCEPT SHARE DATA)
ASSETS                                                  JUNE 30         DECEMBER 31
                                                          1997              1996
                                                      ----------       ----------
Cash and Due From Banks                               $  38,424        $   37,972
Interest-Earning Deposits in Domestic Banks                 507               518
Mortgage Loans Held for Sale                              2,339               742
Securities Available for Sale (Amortized
  Cost of $454,252 in June 30, 1997, and $333,770
  in December, 1996)                                    456,889           335,023
Securities Held to Maturity (Approximate Market
  Values of $84,136 in June 30, 1997 and $92,709
  in December, 1996)
   Taxable                                               47,100            52,314
   Nontaxable                                            35,254            38,205
                                                      ----------       ----------
                                                         82,354            90,519

Loans, Net of Unearned Income                           810,216           784,367
 Less:  Allowance for Loan Losses                       (10,749)          (10,195)
                                                      ----------       ----------
   Loans, Net                                           799,467           774,172

Bank Premises and Equipment, Net                         15,326            14,932
Other Real Estate Owned                                     798               905
Other Assets                                             35,240            34,054
                                                      ----------       ----------
   TOTAL ASSETS                                       $1,431,344       $1,288,837
                                                      ==========       ==========

LIABILITIES
Deposits:
 Demand Deposits (Noninterest-Bearing)                $  128,595       $  120,989
 Interest Checking Accounts                               88,710           99,834
 Savings Deposits                                        116,094          121,336
 Money Market Investment Accounts                         79,237           81,946
 Time Deposits
   Certificates of Deposit $100,000 and Over             105,640           90,189
   Other                                                 396,124          372,225
                                                      ----------       ----------
   Total Deposits                                        914,400          886,519

Short -Term Debt                                         317,167          213,799
FHLB Advances, Callable 2/97                                ---            45,000
Long-Term Debt                                            73,284           26,029
Accrued Interest Payable                                   4,815            4,002
Other Liabilities                                          6,049            5,012
                                                      ----------       ----------
   TOTAL LIABILITIES                                   1,315,715        1,180,361
                                                      ----------       ----------

SHAREHOLDERS' EQUITY
Preferred Stock, (Par Value $5 Per Share,
  Authorized 1,000,000 Shares; None Outstanding)            ----            ----
Common Stock, (Par Value $5 Per Share, Authorized
  20,000,000 Shares; Issued and Outstanding 11,396,576
  Shares in June, 1997 and 11,342,248 in December, 1996)  56,983           56,711
Capital in Excess of Par                                   6,379            5,799
Retained Earnings                                         51,362           46,115
Unearned Compensation                                       (256)            (338)
Unrealized Gains on Securities, Net of Tax                 1,161              189
                                                      ----------       ----------
TOTAL SHAREHOLDERS' EQUITY                               115,629          108,476
                                                      ----------       ----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $1,431,344       $1,288,837
                                                      ==========       ==========

               MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN 000's EXCEPT PER SHARE DATA)
                                    UNAUDITED

                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                         ------------------          -----------------
                                          JUNE 30   JUNE 30          JUNE 30    JUNE 30
                                            1997       1996            1997        1996
                                            ----       ----            ----        ----
INTEREST INCOME
Interest and Fees on Loans:
  Taxable                                $18,845    $16,816          $37,125    $33,086
  Nontaxable                                  19         22               51         52
Interest on Mortgage Loans Held for Sale      51         40               84         98
Interest and Dividends on Securities
 Available for Sale                        7,386      3,532           12,808      6,642
Interest and Dividends on Securities Held
 to Maturity
  Taxable                                    891      1,276            1,817      2,590
  Nontaxable                                 479        560              976      1,126
Other Interest Income                          7        230               20        478
                                         -------   --------         --------    -------
  Total Interest Income                   27,678     22,476           52,881     44,072

INTEREST EXPENSE
Deposits                                   8,967      8,325           17,522     16,628
Short-Term Borrowings                      4,365        965            7,431      1,963
Long-Term Debt                               730        900            1,657      1,336
                                         -------   --------         --------    -------
  Total Interest Expense                  14,062     10,190           26,610     19,927
                                         -------   --------         --------    -------


Net Interest Income                       13,616     12,286           26,271     24,145
Provisions for Loan Losses                   959        555            1,843      1,423
                                         -------   --------          -------    -------

  Net Interest Income After Provision
     for Loan Losses                      12,657     11,731           24,428     22,722

NONINTEREST INCOME
Service Charges, Fees and Other            2,265      1,670            4,335      3,621
Trust Income                                 807        706            1,613      1,443
Securities Gains, Net                          3        421              879        639
                                         -------   --------          -------    -------
                                           3,075      2,797            6,827      5,703
NONINTEREST EXPENSE
Salaries                                   3,773      3,330            7,523      6,537
Employee Benefits                          1,309      1,140            2,839      2,397
Net Occupancy Expense                        423        405              884        830
Equipment                                    880        922            1,752      1,885
FDIC Assessment                               28          7               52          9
Stationery and Supplies                      161        218              393        454
Advertising                                  139        198              342        340
Other                                      2,433      2,341            5,209      4,455
                                         -------   --------          -------    -------
                                           9,146      8,561           18,994     16,907
                                         -------   --------          -------     ------
Income Before Income Taxes                 6,586      5,967           12,261     11,518
Income Tax Expense                         2,080      1,883            3,829      3,527
                                          ------   --------          -------    -------
NET INCOME                               $ 4,506    $ 4,084          $ 8,432    $ 7,991
                                         =======    =======          =======    =======

Per Share
Primary:
  NET INCOME                             $   .40    $   .35         $   .74     $   .69
                                         =======    =======         =======    ========
Dividends Per Share                      $   .14    $   .11         $   .28     $   .22
                                         =======    =======         =======    ========
Average Shares Outstanding                11,422     11,480          11,412      11,471
                                         =======    =======          =======    =======
Fully Diluted:
  NET INCOME                             $   .40    $   .35          $   .74    $   .69
                                         =======    =======          =======    =======
Average Shares Outstanding                11,426     11,481           11,415     11,472
                                         =======    =======          =======    =======

               MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                   (IN 000's)
                                                               SIX MONTHS ENDED
                                                               ----------------
                                                            JUNE 30      JUNE 30
                                                              1997         1996
                                                              ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                $  8,432     $   7,991
Adjustments to Reconcile Net Income to Net Cash Provided
 by Operating Activities:
  Provision for Loan Losses                                  1,843         1,423
  Depreciation and Amortization                              1,152         1,179
  Amortization of Securities Premiums and Discounts, Net     1,114           (83)
  Provision for Deferred Income Taxes                         (749)          (48)
  Gain on Sale of Securities, Net                             (879)         (639)
  Amortization of Intangibles                                   83           115
  Mortgage Loan Originations Held for Sale                 (11,294)       (7,114)
  Mortgage Loans Sold                                        9,697         7,565
  Changes in Other Assets and Other Liabilities:
   Other Assets                                               (618)         (336)
   Accrued Interest                                            813           539
   Other Liabilities                                         1,037         2,587
                                                           -------      --------

Net Cash Provided by Operating Activities                   10,631        13,179
                                                           -------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net Decrease in Federal Funds Sold                            ---          2,475
Decrease in Interest-Earning Deposits in Domestic Banks         11           369
Purchases of Securities Available for Sale                (298,249)     (125,538)
Purchases of Securities Held to Maturity                      ---        (17,203)
Proceeds from Sale of Securities Available for Sale        133,153        55,097
Proceeds from Calls and Maturities of  Securities
 Available for Sale                                         44,304        20,388
Proceeds from Calls and Maturities of Securities
 Held to Maturity                                            8,351        19,601
Net Increase in Loans                                      (27,138)      (63,029)
Purchases of Bank Premises and Equipment                    (1,610)         (832)
Proceeds From Sale of Bank Premises and Equipment               64            22
Net Decrease in Other Real Estate                              107           760
Increase in Other Assets                                      (425)           --
                                                          --------      ---------

Net Cash Used in Investing Activities                     (141,432)     (107,890)
                                                          --------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

Net Increase in Deposits                                    27,881        16,018
Net Increase in Short-Term Debt                            103,368        10,322
Net Increase (Decrease) in FHLB Advances, Callable 2/97    (45,000)       45,000
Net Increase in Other Long-Term Debt                        47,255        24,928
Cash Dividends                                              (3,185)       (2,497)
Proceeds from Issuance of Common Stock                         934           437
                                                          --------      --------

Net Cash Provided by Financing Activities                  131,253        94,208
                                                          --------      --------

Net Increase (Decrease) in Cash and Due From Banks             452          (503)
Cash and Due From Banks at Beginning of Period              37,972        31,497
                                                          --------      --------

Cash and Due From Banks at End of Period                  $ 38,424     $  30,994
                                                          ========      ========


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements of MainStreet BankGroup Incorporated and its subsidiaries conform to generally accepted accounting principles and to general banking industry practices. The interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments of a normal and recurring nature which are necessary for a fair presentation of the consolidated financial statements herein have been included. The financial statements herein should be read in conjunction with the notes to financial statements included in the corporation's 1996 Form 10-K to the SEC. The results of the interim period are not necessarily indicative of year-end results.

2.   Securities Available for Sale
     -----------------------------

The following sets forth the composition of securities available for sale, which are carried at approximate market value at June 30, 1997:

                                            Gross      Gross     Approx.
                            Amortized    Unrealized  Unrealized   Market
                              Cost          Gains      Losses      Value
                              ----         -----      ------      -----
U. S. Treasury Securities  $  3,485   $      38     $   ---   $   3,523
Obligations of U.S.
 Government Agencies         30,515          24        (432)     30,107
Mortgage-Backed Securities  222,126       3,054        (325)    224,855
Collateralized Mortgage
 Obligations and REMICs     163,571         801      (1,147)    163,225
Corporate Bonds              11,340         299         (78)     11,561
Commercial Paper              3,494         ---          (1)      3,493
Other Securities              9,742          98         ---       9,840
Obligations of States and
 Political Subdivisions       9,979         306         ---      10,285
                           --------     -------     --------   --------
 Total Securities
  Available for Sale       $454,252   $   4,620     $(1,983)  $ 456,889
                           ========     =======     ========   ========

Gross gains and losses of $982,000 and $107,000, respectively, were realized on sales and calls of securities available for sale for year-to-date June 30, 1997.

3.   Securities Held to Maturity
     ---------------------------

The carrying and approximate market values and gross unrealized gains and losses of securities held to maturity are as follows at June 30, 1997:

                                        Gross        Gross     Approx.
                          Amortized    Unrealized  Unrealized  Market
                             Cost       Gains        Losses     Value
                             ----       -----        ------     -----
Obligations of U.S.
 Government Agencies     $ 18,750     $  1,033    $  (173)   $ 19,610
Mortgage-Backed Securities 25,404          407       (249)     25,562
Obligations of State and
 Political Subdivisions    38,200          842        (78)     38,964
                         --------     --------    -------    --------
 Total Securities Held
  to Maturity            $ 82,354     $  2,282       (500)   $ 84,136
                         ========     ========    =======    ========

Gross gains and losses of $7,000 and $3,000, respectively, were realized on calls of securities held to maturity for year-to-date June 30, 1997.

4.   Loan Portfolio
     --------------

Major classifications of loans at June 30, 1997 and December 31, 1996 are summarized below:


                                                      (In 000's)

                                                 June 1997   December 1996
                                                ---------    -------------
Commercial                                         $364,284    $349,834
Real Estate                                         213,174     206,453
Consumer                                            246,407     242,211
                                                   --------    --------
 Total Loans                                        823,865     798,498
 Less:  Unearned Income and Deferred Fees            13,649      14,131
                                                   --------    --------
  Loans, Net of Unearned Income and
   Deferred Fees                                    810,216     784,367
 Less:  Allowance for Loan Losses                    10,749      10,195
                                                   --------    --------
  Loans, Net                                       $799,467    $774,172
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

                                    (In 000's)

                                                        June 30     June 30
                                                         1997        1996
                                                         ----        ----
Balance at December 31, 1996 and 1995                  $10,195      $ 9,036

Charge-offs:
  Commercial, Financial and Agricultural                   699          572
  Real Estate - Mortgage                                    58           19
  Installment                                              895          730
                                                       -------       ------
                                                         1,652        1,321

Recoveries:

  Commercial, Financial and Agricultural                   150          409
  Real Estate - Mortgage                                   ---            1
  Installment                                              213          181
                                                       -------       ------
                                                           363          591

Net Charge-offs                                          1,289          730
Provision for Loan Losses                                1,843        1,423
                                                       -------      -------

Balance at June 30, 1997 and June 30, 1996             $10,749      $ 9,729
                                                       =======      =======

Nonaccrual loans and loans 90-days past due or more as to interest or principal payments are considered by BankGroup to be nonperforming loans. Nonperforming loans were .64% of loans, net of unearned income at June 30, 1997.

The following table presents aggregate loan amounts for nonaccrual and 90-day due loans as of June 30, 1997 and December 31, 1996:

                                                          1997      1996
                                                         -----      ----
Nonaccrual Loans                                       $  3,395  $  3,075
Loans Past Due 90 Days or More                            1,758     3,061
                                                        -------    ------

  Total Nonperforming Loans                               5,153     6,136
                                                        -------    ------

Other Real Estate Owned                                     798       905
Other Repossessed Assets                                     48       169
                                                        -------   -------

  Total Foreclosed/Repossessed Assets                       846     1,074
                                                        -------   -------

  Total Nonperforming Loans and
   Foreclosed/Repossessed Assets                       $ 5,999   $  7,210
                                                       ========  ========

The effect of nonaccrual loans on interest income for the six months ended June 31, 1997 and 1996 was as follows:

                                               1997        1996
                                               ----        ----
Gross Amount of Interest That Would Have
  Been Recorded at Original Rate           $   223      $    124
Interest That Was Reflected in Income          ---            15
                                           -------        -------

Net Impact on Interest Income              $   223       $   109
                                           =======        =======

At June 30, 1997 and December 31, 1996, the recorded investment in loans which have been identified by BankGroup as impaired loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of A Loan", totaled $3.2 million and $3.1 million, respectively. The portion of the allowance for loan losses related to such loans was $.4 million for June 30, 1997 and December 31, 1996.


5. Contingencies and Other Matters
  -------------------------------

As reported in prior forms, Registrant has entered into agreements to acquire Commerce Bank, College Park, Maryland and Tysons Financial Corporation, McLean, Virginia subject to regulatory approval and approval by the shareholders of the respective banks and certain other conditions. The acquisition of Commerce Bank will be accounted for using the pooling of interests accounting method while Tyson Financial Corporation will be accounted for using the purchase method of accounting.

Under terms of agreement with Commerce Bank, Registrant agreed to exchange a maximum of 2.506 and a minimum of 2.059 shares of its Common Stock for each share of Commerce's 192,216 shares of Common stock and 30,984 shares of Convertible Preferred Stock. Registrant has also agreed to exchange a maximum of 1.494 and a minimum of 1.228 shares of its Common Stock for each of Commerce's 73,060 Common and 13,445 Preferred Stock Warrants. If no shareholder exercises dissenter's rights and all holders of Preferred Stock and Warrants agree to exchange them for Registrant's Common Stock and the maximum exchange ratios of 2.506 per share and 1.494 per warrant are used, 688,577 shares of Registrant's Common Stock will be issued in the transaction.

Under terms of the agreement with Tysons Financial Corporation, Registrant agreed to exchange a maximum of .620 and a minimum of .507 shares of its Common Stock for each share purchased of Tyson Financial Corporation's 1,071,119 shares of Common Stock. In addition, Registrant has agreed to purchase Tysons' outstanding 228,250 directors' warrants for the difference between the exercise price per warrant and $14.50 in the form of Registrant Common Stock, resulting in a maximum exchange ratio of .192 shares and a minimum exchange ratio of .157 shares per warrant purchased. Also, MainStreet has agreed to purchase Tysons' outstanding 97,780 directors' options for the difference between the exercise price per option and $14.50 in the form of MainStreet Common Stock resulting in a maximum exchange ratio of .30 shares and a minimum exchange ratio of .07 shares per option purchased. If the maximum exchange ratios are used, 736,607 shares of Registrant's Common Stock will be issued in the transaction. Also, Registrant has agreed to assume the outstanding employee stock options of Tysons. The purchase price of this transaction is valued at approximately $17.0 million.

In both transactions, Registrant was granted an option to acquire up to 19.9% of Tysons' and Commerce's Common Stock under certain circumstances.

Registrant and its subsidiaries, in the normal course of business, are involved in various legal actions and proceedings. It is the opinion of management that any liabilities arising from these matters and not covered by insurance, would not have a material effect on Registrant's financial position.

Registrant has reviewed FASB 130 "Reporting Comprehensive Income" and FASB 131 "Disclosures about Segements of an Enterprise and Related Information" which are effective for years beginning after December 15, 1997, and will adopt them at that time. There will be no material effect on operations or balance sheet resulting from the adoption of these additional statements.


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












If the Company had adopted SFAS No. 128 for the six month period ended June 30, 1997, the following computation would have been used to arrive at basic income per common share and diluted income per common share that would have been presented on the consolidated statements of income:

                                   Six Months Ended  Six Months Ended
                                     June 30, 1997     June 30, 1996
                                     -------------     -------------

Basic income per common share:

  Net Income                          $   8,432          $   7,991
                                      =========          =========

  Weighted average shares:

     Common shares outstanding           11,371             11,417
                                      =========          =========

Basic income per common share         $     .74          $     .70
                                      =========          =========


Diluted income per common share:

  Net Income                          $   8,432              7,991
                                      =========          =========
  Weighted average shares:

     Common shares outstanding           11,371             11,417

     Dilutive effect of stock options        41                 54
                                       --------          ---------

     Total Shares                        11,412             11,471
                                      =========          =========

  Diluted income per common share     $     .74          $     .69
                                      =========          =========


Item 2. Management's Discussion and Analysis of Financial
------  Conditions and Results of Operations
        -------------------------------------------------


OVERVIEW
--------

MainStreet BankGroup Incorporated reported year-to-date earnings at June 30, 1997 of $8.4 million which compares to $8.0 million at June 30, 1996, an increase of $.4 million, or 5.52%. This equates to $.74 and $.69 per fully diluted share for 1997 and 1996, respectively. These 1997 earnings produced a return on average assets and a return on average equity of 1.25% and 15.07%, respectively. The 1996 year-to-date earnings equated to a return on average assets and a return on average equity of 1.47% and 15.67%, respectively. Net interest income and noninterest income increased over 1997 numbers and were offset somewhat by increases in noninterest expense and the provision for loan losses. Increases in noninterest expense for 1997 in comparison to 1996 were due to expenses associated with two additional branch openings in the latter part of 1996 with little expense in the first half of 1996. Also, the 1997 income was impacted by a check-kiting scheme reported at the end of the first quarter.

Net income for the Corporation in the second quarter of 1997 was $4.5 million compared to $4.1 million in the second quarter of 1996, an increase of 10.33%. This income equates to $.40 and $.35 per fully diluted share for the quarters ending June 30, 1996 and 1995, respectively. The 1997 quarterly income translates into a return on average assets and a return on average equity of 1.29% and 15.89%, respectively. The 1996 income produced a return on average assets and a return on average equity of 1.47% and 15.93%, respectively.





NET INTEREST INCOME
-------------------

Net interest income was $26.3 million year-to-date June 30, 1997 compared to $24.1 million for the same period in 1996, an increase of 8.81%. Total interest income increased $8.8 million over 1996 levels while total interest expense increased $6.7 million. The net interest margin for the year to date earnings in 1997 and 1996 was 4.21% and 4.79%, respectively.

High prepayment speeds in the adjustable rate mortgage backed securities negatively impacted the net interest margin for 1997, particularly in the first quarter. These bonds were purchased at a premium and with accelerated prepayments, greater amortization of the premiums were recorded. The bonds, however, maintained their market values and many were sold in the first quarter to realize the gains which offset the amortization in the net interest margin. Interest and dividend income on securities increased $4.8 million in 1997 over 1996 levels due to increased volume primarily associated with leveraging transactions. These transactions increased interest-earning assets and were funded primarily by short-term repurchase agreements. Interest income on loans year-to-date June 30, 1997 increased $4.0 million over the same period in 1996 due to increased loan volumes approximating $99.5 million. The increase in interest expense in 1997 over 1996 levels of $6.7 million was centered in short-term borrowings, especially repurchase agreements. As mentioned before these borrowings were used to fund purchases in securities.

Net interest income for the second quarter of 1997 was $13.6 million in comparison to $12.2 million for the same period in 1996. Total interest income for the second quarter in 1997 increased $5.2 million over the 1996 levels while total interest expense increased $3.9 million over the prior year. The net interest margin for the second quarter of 1997 was 4.20% compared to 4.76% for the second quarter of 1996. Prepayments on the mortgaged backed securities continued during the second quarter but not at the first quarter levels. Increased leveraging transactions during the second quarter added to net interest income, but have reduced the net interest margin somewhat.


PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses for year-to-date June 30, 1997 was $1.8 million compared to $1.4 million year-to-date June 30, 1996, an increase of $.4 million or 29.52%. This increase was in the second quarter comparison of each year. Increased charge-offs and increased loan volume in the second quarter of 1997 contributed to the increase.


NONINTEREST INCOME
------------------

Total noninterest income, excluding securities gains, year-to-date June 30, 1997 was $6.0 million compared to $5.1 million at June 30, 1996, an increase of $.9 million, or 17.46%. The 1997 income included net gains of $7 thousand on other real estate compared to net gains of $373 thousand in 1996. With other real estate also factored out of noninterest income, the 1997 level increased $1.3 million over 1996 income, or 26.65%. The Corporation purchased bank owned life insurance in the latter part of the fourth quarter in 1996. This income accounts for $.4 million of the increase in the year-to-date comparison. Service charges on deposit accounts increased $.2 million in 1997 over 1996 levels. Trust income also increased $.2 million in 1997 compared to 1996 income. The remainder of the increase in the 1997 noninterest income over 1996 was due to increases in credit card income, ATM income, and credit life insurance commissions.

Noninterest income, excluding securities gains, for the second quarter of 1997 was $3.1 million compared to $2.4 million for the second quarter of 1996, an increase of 29.29%. The largest variance in this quarterly comparison is the bank owned life insurance, as previously mentioned in the year-to-date comparison.


SECURITIES GAINS
----------------

Net securities gains for year-to-date income at June 30, 1997 were $.9 million compared to $.6 million at June 30, 1996. The second quarter net securities gains at June 30, 1997 were $3 thousand compared to $.4 million at June 30, 1996. As mentioned in the net interest margin section of this discussion, high levels of prepayments on adjustable rate mortgage backed securities in 1997 accelerated expense related to amortization of bond premiums. This expense was offset by realizing market gains on these securities.




NONINTEREST EXPENSE
-------------------

Total noninterest expense year-to-date June 30, 1997 was $19.0 million compared to $16.9 million year-to-date June 30, 1996, an increase of $2.1 million, or 12.34%. Salaries and employee benefits accounted for $1.4 million of the increase. This increase in salaries and employee benefits was due to several initiatives undertaken by the Corporation. Two additional branches were opened in the latter part of 1996. A new risk management function was added to the Holding Company in late 1996. Also, in the latter part of 1996, a telebanking center was established and staffed which will allow customers access to their accounts twenty-four hours a day. The other greatest expense in the year-to-date comparisons was $.6 million associated with a check-kiting scheme that surfaced in the latter part of the first quarter.

Total noninterest expense for the second quarter of 1997 was $9.1 million compared to $8.6 million in the second quarter of 1996, an increase of 6.83%. This increase was primarily in the salaries and benefits category due to the aforementioned initiatives undertaken by the Corporation.


FINANCIAL CONDITION
-------------------

Total assets at June 30, 1997 were $1.4 billion, an increase of $142.5 million from year end December 31, 1996. The majority of the increase, $121.9 million was in securities available for sale which were primarily funded by short-term repurchase agreements. Securities available for sale at June 30, 1997 were $456.9 million compared to $335.0 million at December 31, 1996.

Loans, net of unearned income at June 30, 1997 were $810.2 million, an increase of $25.8 million, or 3.30%, from year end 1996. This increase in loans has been principally funded by a growth in deposits. A discussion on credit quality can be found in the Asset Quality section of this analysis.

Total deposits at June 30, 1997 were $914.4 million compared to $886.5 million at December 31, 1996, an increase of $27.9 million, or 3.14%. Demand deposits increased $7.6 million; certificates of deposit $100,000 and over increased $15.5 million; and other time deposits increased $23.9 million. Offsetting this increase somewhat were slight declines in interest checking, savings, and money market accounts.

Short-term debt at June 30, 1997 was $317.2 million compared to $213.8 million at December 31, 1996, an increase of $103.4 million, or 48.35%. This increase was principally in repurchase agreements which provided additional funding of available for sale securities. At June 30, 1997, short-term debt consisted of $232.4 million in repurchase agreements; $31.8 million in federal funds purchased; $25.0 million in FHLB advances; $13.2 million in corporate cash management accounts; $10.1 million in treasury tax and loan notes; and $4.7 million in other borrowings. Short-term debt at December 31, 1996 consisted of $145.4 million in repurchase agreements; $27.3 million in FHLB advances; $23.2 million in federal funds purchased; $10.5 million in corporate cash management accounts; $5.1 million in treasury tax and loan notes; and $2.3 million in other borrowings.

Long-term debt at June 30, 1997 was $73.3 million which consisted of $73.1 million in FHLB advances and $.2 million in a capital lease. Long-term debt at December 31, 1996 consisted of $45.0 million in callable FHLB advances, $25.8 million of long-term FHLB advances, and $.2 million in a capital lease. The FHLB advances were called in February 1997 and the original long-term FHLB borrowing matured.


ASSET QUALITY
-------------

Nonperforming assets were $6.0 million at June 30, 1997 compared to $7.2 million at December 31, 1996. Nonperforming loans were $5.2 million and $6.1 million at June 30, 1997 and December 31, 1996, respectively. The ratio of nonperforming loans to loans, net of unearned income, improved slightly to .64% at June 30, 1997 compared to .78% at December 31, 1996.
At June 30, 1997 nonaccrual loans comprised $3.4 million of the nonperforming loans compared to $3.1 million at December 31, 1996. The ratio of the allowance for loan losses to nonperforming loans at June 30, 1997 and December 31, 1996 were 208.60% and 166.15% respectively. The net charge-off ratio at June 30, 1997 rose slightly to .33% in comparison to
 .29% at December 31, 1996. The allowance for loan losses to actual loans, net of unearned income, was 1.33% and 1.30% at June 30, 1997 and December 31, 1996, respectively.


SHAREHOLDERS' EQUITY
--------------------

Total shareholders' equity, excluding unrealized gains (losses) on securities, at June 30, 1997 was $114.5 million, an increase of $6.2 million from year-end, December 31, 1996. Dividends per share were $.14 per share for the quarter ended June 30, 1997. At June 30, 1997, the leverage and total risk-based capital ratios were 7.98% and 14.83%, respectively. These same ratios at December 31, 1996 were 8.37% and 14.84%, respectively. The capital position remains strong with ratios substantially above regulatory prescribed minimums.


LIQUIDITY
---------

The measurement of liquidity is performed by monitoring ratios that indicate the level of liquid assets relative to liabilities, the dependence on potential volatile funding sources, and the relationship of loans to deposits. While relying on core deposit relationships as the basis of liquidity, increased loan demand has resulted in the Corporation seeking alternative sources of liquidity and utilizing existing sources through a higher level within established guidelines. The loan-to-deposit ratio at June 30, 1997 and December 31, 1996 was 87.35% and 87.44%, respectively. The large liability dependency ratio was 34.32% and 28.90% at June 30, 1997 and December 31, 1996, respectively. The liquidity ratio at June 30, 1997 and December 31, 1996 was 27.22% and 21.00%, respectively.


CONTINGENCIES AND OTHER MATTERS
-------------------------------

This discussion can be found on page 9, Note 5, of this report.



                        PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
------- -----------------

The information required by Part II, Item 1, of the Form 10-Q appears on page 9 of Part I, Item 1, Note 5, of this report and is herein incorporated by reference.


ITEM 6(b).  REPORTS ON FORM 8-K
--------    --------------------

Form 8-K filed July 8, 1997, regarding the definitive agreement for acquisition of Commerce Bank, College Park, Maryland.

Form 8-K filed August 5, 1997, regarding the definitive agreement for acquisition of Tysons Financial Corporation, McLean, Virginia.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereof duly authorized.



     (Registrant)                  MAINSTREET BANKGROUP
                                   INCORPORATED




Date August 13, 1997               /s/James E. Adams
     -----------------------       ------------------------------
                                   James E. Adams
                                   Chief Financial Officer/
                                   Executive Vice President/
                                   Treasurer