Form 10-Q
period 1997-09-30
MAINSTREET BANKGROUP INC
filed 1997-11-13
CIK 216870

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-8622         For the Period Ended
                                       September 30, 1997

                MAINSTREET BANKGROUP INCORPORATED
     (Exact Name of Registrant as Specified in its Charter)

        Virginia                                    54-1046817
---------------------                           ------------------
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                  Identification No.)


P. O. Box 4831         Martinsville, Virginia            24115
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

                 Yes   X                          No
                       -                               --

Indicate the number of shares outstanding at each of the issuer's classes of common stock, as of the latest practicable date.

                                            OUTSTANDING AT
            CLASS                          OCTOBER 31, 1997
----------------------------               ----------------

COMMON STOCK $5.00 PAR VALUE                   11,481,834
----------------------------               -----------------





                MAINSTREET BANKGROUP INCORPORATED

                            FORM 10-Q

                              INDEX





           PART I.  FINANCIAL INFORMATION


Item 1.    Financial Statements

           Consolidated Balance Sheets -- September 30, 1997 and
           December 31, 1996

           Consolidated Statements of Income  -- Three Month and
           Nine Months Ended September 30, 1997 and 1996

           Consolidated Statements of Cash Flow -- Nine Months
           Ended September 30, 1997 and 1996

           Notes to Consolidated Financial Statements

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations


                   PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings

Item 6(b). Reports on Form 8-K

                MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         (IN 000'S EXCEPT SHARE DATA)

                                                (UNAUDITED)    (AUDITED)
                                               SEPTEMBER 30   DECEMBER 31
                                                   1997          1996
                                                   ----          ----
ASSETS
Cash and Due From Banks                       $     42,065  $     37,972
Interest-Earning Deposits in Domestic Banks            657           518
Mortgage Loans Held for Sale                         3,005           742
Securities Available for Sale (Amortized Cost
 of $462,274  in September 30, 1997, and
 $333,770 in December, 1996)                       467,379       335,023
Securities Held to Maturity (Approximate
 Market Values of $80,091 in
 September 30, 1997 and
 $92,709 in December, 1996)
   Taxable                                          43,603        52,314
   Nontaxable                                       34,511        38,205
                                                 ---------       -------
                                                    78,114        90,519

Loans, Net of Unearned Income                      824,000       784,367
 Less:  Allowance for Loan Losses                  (10,942)      (10,195)
                                                ----------      --------
   Loans, Net                                      813,058       774,172

Bank Premises and Equipment, Net                    15,158        14,932
Other Real Estate Owned                              1,023           905
Other Assets                                        35,072        34,054
                                                ----------    ----------
   TOTAL ASSETS                               $  1,455,531  $  1,288,837
                                                ==========    ==========

LIABILITIES
Deposits:
 Demand Deposits (Noninterest-Bearing)        $    127,970  $    120,989
 Interest Checking Accounts                         91,419        99,834
 Savings Deposits                                  114,717       121,336
 Money Market Investment Accounts                   81,951        81,946
 Time Deposits
   Certificates of Deposit $100,000 and Over       110,948        90,189
   Other                                           403,489       372,225
                                                ----------     ---------
   Total Deposits                                  930,494       886,519

Short -Term Debt                                   314,367       213,799
FHLB Advances, Callable 2/97                           ---        45,000
Long-Term Debt                                      76,873        26,029
Accrued Interest Payable                             5,514         4,002
Other Liabilities                                    7,623         5,012
                                                ----------      --------
   TOTAL LIABILITIES                             1,334,871     1,180,361
                                                ----------     ---------

SHAREHOLDERS' EQUITY
Preferred Stock, (Par Value $5 Per Share,
  Authorized 1,000,000 Shares;
  None Outstanding)                                   ---           ---

Common Stock, (Par Value $5 Per Share,
 Authorized 20,000,000 Shares; Issued and
 Outstanding 11,411,834 Shares in September,
 1997 and 11,342,248 in  December, 1996)            57,059        56,711
Capital in Excess of Par                             6,637         5,799
Retained Earnings                                   54,315        46,115
Unearned Compensation                                 (216)         (338)
Unrealized Gains on Securities, Net of Tax           2,865           189
                                                ----------    ----------
   TOTAL SHAREHOLDERS' EQUITY                      120,660       108,476
                                                ----------    ----------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $  1,455,531  $  1,288,837
                                                ==========    ==========
                          See Notes to Considated Financial Statements

                      MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                            (IN 000'S EXCEPT PER SHARE DATA)
                                    UNAUDITED

                               THREE MONTHS ENDED        NINE MONTHS ENDED
                               ------------------        -----------------
                           SEPTEMBER 30 SEPTEMBER 30 SEPTEMBER 30  SEPTEMBER 30
                              1997          1996         1997          1996
                              ----          ----         ----          ----
INTEREST INCOME
Interest and Fees on Loans:
  Taxable                   $ 19,197     $ 17,921     $ 56,322       $ 51,007
  Nontaxable                      16           21           67             73
Interest on Mortgage Loans
  Held for Sale                   97           36          181            134
Interest and Dividends on
  Securities Available
  for Sale                     7,781        4,744       20,589         11,386
Interest and Dividends on
  Securities Held to
  Maturity
   Taxable                       822          751        2,639          3,341
   Nontaxable                    468          587        1,444          1,713
Other Interest Income             11          108           31            586
                             --------    --------     --------       --------
  Total Interest Income       28,392       24,168       81,273         68,240
INTEREST EXPENSE
Deposits                       9,240        8,422       26,762         25,050
Short-Term Borrowings          4,346        1,684       11,777          3,647
Long-Term Debt                 1,052          910        2,709          2,246
                            --------      --------    --------       --------
  Total Interest Expense      14,638       11,016       41,248         30,943
                            --------     --------     --------       --------

Net Interest Income           13,754       13,152       40,025         37,297
Provisions for Loan Losses       962          946        2,805          2,369
                            --------     --------     --------       --------
  Net Interest Income After
  Provision for Loan Losses   12,792       12,206       37,220         34,928

NONINTEREST INCOME
Service Charges, Fees
  and Other                    2,249        1,852        6,584          5,473
Trust Income                     883          675        2,496          2,118
Securities Gains, Net             37           (1)         916            638
                               -----        ------      ------         ------
                               3,169        2,526        9,996          8,229
NONINTEREST EXPENSE
Salaries                       3,837        3,459       11,360          9,996
Employee Benefits              1,509        1,466        4,348          3,863
Net Occupancy Expense            466          421        1,350          1,251
Equipment                        922          872        2,674          2,757
FDIC Assessment                   28            5           80             14
Stationery and Supplies          224          216          617            670
Advertising                       44           71          386            411
Other                          2,255        2,483        7,464          6,938
                            --------      -------     --------        -------
                               9,285        8,993       28,279         25,900
                            --------      -------     --------        -------
Income Before Income Taxes     6,676        5,739       18,937         17,257
Income Tax Expense             2,126        1,874        5,955          5,401
                            --------      -------     --------        -------
NET INCOME                  $  4,550     $  3,865     $ 12,982       $ 11,856
                            ========      =======     ========       ========
Per Share
Primary:
  NET INCOME                $    .40     $    .34     $   1.14       $   1.03
                            ========      =======     ========       ========
Dividends Per Share         $    .14     $    .13     $    .42       $    .35
                            ========      =======     ========       ========
Average Shares Outstanding    11,444       11,487       11,421         11,476
                            ========      =======     ========       ========
Fully Diluted:
  NET INCOME                $    .40     $    .34     $   1.14       $   1.03
                            ========      =======     ========       ========
Average Shares Outstanding    11,445       11,488       11,424         11,477
                            ========      =======     ========       ========

                            See Notes to Considated Financial Statements

               MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                   (IN 000'S)
                                               NINE MONTHS ENDED
                                               -----------------
                                           SEPTEMBER 30     SEPTEMBER 30
                                               1997              1996
                                               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                 $ 12,982          $  11,856
Adjustments to Reconcile Net Income
 to Net Cash Provided by Operating
 Activities:
  Provision for Loan Losses                   2,805              2,369
  Depreciation and Amortization               1,731              1,786
  Amortization of Securities Premiums
    and Discounts, Net                        1,450               ( 19)
  Provision for Deferred Income Taxes          (603)              (387)
  Gain on Sale of Securities, Net              (916)              (638)
  Amortization of Intangibles                   123                170
  Mortgage Loan Originations Held for Sale  (16,491)           (11,840)
  Mortgage Loans Sold                        14,228             12,645
  Changes in Other Assets and Other
    Liabilities:
     Other Assets                            (1,326)            (1,133)
     Accrued Interest                         1,512                955
     Other Liabilities                        2,611              1,838
                                           --------           --------

Net Cash Provided by Operating Activities:   18,106            17,602
                                           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) Decrease in Interest-Earning
  Deposits in Domestic Banks                   (139)              381
Purchases of Securities Available
  for Sale                                 (337,885)         (204,390)
Purchases of Securities Held to Maturity        ---           (18,269)
Proceeds from Sale of Securities Available
 for Sale                                   133,153            86,790
Proceeds from Calls and Maturities of
 Securities Available for Sale               75,573            28,613
Proceeds from Calls and Maturities of
 Securities Held to Maturity                 12,790            23,171
Net Increase in Loans                       (41,691)          (93,554)
Purchases of Bank Premises and Equipment     (2,021)           (2,092)
Proceeds From Sale of Bank Premises
 and Equipment                                   64                22
Net ( Increase) Decrease in Other
 Real Estate                                   (118)              886
Increase in Other Assets                       (653)              ---
                                           --------          --------

Net Cash Used in Investing Activities:     (160,927)         (178,442)
                                           --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Increase in Deposits                     43,975            32,915
Net Increase in Short-Term Debt             100,568            58,768
Net Increase (Decrease) in FHLB Advances,
 Callable 2/97                              (45,000)           45,000
Net Increase in Other Long-Term Debt         50,844            24,928
Cash Dividends                               (4,781)           (3,973)
Cash in Lieu of Common Stock
 at Acquisition                                 ---              (999)
Proceeds from Issuance of Common Stock        1,308               650
                                           --------          --------

Net Cash Provided by Financing Activities:  146,914           157,289
                                           --------          --------

Net Increase in Cash and Cash Equivalents     4,093            (3,551)
Cash and Cash Equivalents at Beginning
 of Period                                   37,972            41,057
                                            --------          --------

Cash and Cash Equivalents at End of Period $ 42,065          $ 37,506
                                           ========          ========

                See Notes to Considated Financial Statements

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

2.   Cash Equivalents
     ----------------

For purposes of the Statements of Cash Flow, BankGroup considers all Cash and Due From Bank accounts and Federal Funds Sold to be cash equivalents.

3.   Securities Available for Sale
     -----------------------------

The following sets forth the composition of securities available for sale, which are carried at approximate market value at September 30, 1997:

                                         Gross      Gross      Approx.
                          Amortized     Unrealized Unrealized  Market
                            Cost         Gains      Losses      Value
                            ----         -----      ------      -----
U. S. Treasury Securities $  3,489    $     37   $    ---  $    3,526
Obligations of U.S.
 Government Agencies        29,534          61       (241)     29,354
Mortgage-Backed Securities 225,028       4,105       (199)    228,934
Collateralized Mortgage
 Obligations and REMICs    170,949       1,283       (903)    171,329
Corporate Bonds             11,042         328        (37)     11,333
Other Securities             9,844         275        ---      10,119
Obligations of States and
 Political Subdivisions     12,388         398         (2)     12,784
                          --------      -------    -------   --------
 Total Securities
  Available for Sale      $462,274    $  6,487   $ (1,382) $  467,379
                          ========     ========   ========   ========


Gross gains and losses of $1,004,000 and $107,000, respectively, were realized on sales and calls of securities available for sale for year-to-date September 30, 1997.

4.   Securities Held to Maturity
     ---------------------------

The carrying and approximate market values and gross unrealized gains and losses of securities held to maturity are as follows at September 30, 1997:

                                        Gross        Gross     Approx.
                          Amortized    Unrealized  Unrealized  Market
                             Cost       Gains        Losses     Value
                             ----       -----        ------     -----
Obligations of U.S.
 Government Agencies     $  16,426     $   844    $   (85)   $ 17,185
Mortgage-Backed
 Securities                 24,271         458       (127)     24,602
Obligations of State and
 Political Subdivisions     37,417         921        (34)     38,304
                          --------     --------    -------    --------
 Total Securities Held
  to Maturity            $  78,114     $ 2,223    $  (246)   $ 80,091
                          ========     ========    =======    ========


Gross gains and losses of $22,000 and $3,000, respectively, were realized on calls of securities held to maturity for year-to-date
September 30, 1997.

5.   Loan Portfolio
     --------------

Major classifications of loans at September 30, 1997 and December
31, 1996 are summarized below:


                                           (In 000's)

                                   September 1997      December 1996
                                   --------------      -------------
Commercial                          $ 376,440           $ 349,834
Real Estate                           215,946             206,453
Consumer                              244,799             242,211
                                    ---------           ---------
 Total Loans                          837,185             798,498
 Less:  Unearned Income and
   Deferred Fees                       13,185              14,131
                                    ---------           ---------
  Loans, Net of Unearned Income
    and Deferred Fees                 824,000             784,367
 Less:  Allowance for Loan Losses      10,942              10,195
                                    ---------           ---------
  Loans, Net                        $ 813,058           $ 774,172
                                    =========           =========


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




                            (In 000's)
                                          September 30 September 30
                                             1997          1996
                                             ----          ----
Balance at December 31, 1996 and 1995     $ 10,195     $   9,036

Charge-offs:
  Commercial, Financial and Agricultural       816           924
  Real Estate - Mortgage                       102            95
  Installment                                1,637         1,258
                                          --------      --------
                                             2,555         2,277
Recoveries:

  Commercial, Financial and Agricultural       239           477
  Real Estate - Mortgage                       ---             1
  Installment                                  258           264
                                          --------      --------
                                               497           742

Net Charge-offs                              2,058         1,535
Provision for Loan Losses                    2,805         2,369
                                          --------      --------

Balance at September 30, 1997 and
 September 30, 1996                       $ 10,942     $   9,870
                                          ========      ========

Nonaccrual loans and loans 90-days past due or more as to interest or principal payments are considered by BankGroup to be nonperforming loans. Nonperforming loans were .60% of loans, net of unearned income at September 30, 1997.

The following table presents aggregate loan amounts for nonaccrual and 90-day due loans as of September 30, 1997 and December 31, 1996:

                                             1997        1996
                                             ----        ----
Nonaccrual Loans                          $ 3,093      $ 3,075
Loans Past Due 90 Days or More              1,871        3,061
                                          -------      -------

  Total Nonperforming Loans                 4,964        6,136
                                          -------      -------

Other Real Estate Owned                     1,023          905
Other Repossessed Assets                       97          169
                                          -------      -------

  Total Foreclosed/Repossessed Assets       1,120        1,074
                                          -------      -------

  Total Nonperforming Loans and
    Foreclosed/Repossessed Assets         $ 6,084      $ 7,210
                                          =======      =======

The effect of nonaccrual loans on interest income for the nine months ended September 30, 1997 and 1996 was as follows:

                                             1997        1996
                                             ----        ----
Gross Amount of Interest That Would Have
 Been Recorded at Original Rate           $   290      $   202
Interest That Was Reflected in Income         ---          102
                                          -------      -------

Net Impact on Interest Income             $   290      $   100
                                          =======      =======

At September 30, 1997 and December 31, 1996, the recorded investment in loans which have been identified by BankGroup as impaired loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of A Loan", totaled $3.0 million and $3.1 million, respectively. The portion of the allowance for loan losses related to such loans was $.5 and $.4 million for September 30, 1997 and December 31, 1996, respectively.


6. Contingencies and Other Matters
  -------------------------------

As reported in prior forms, Registrant has entered into agreements to acquire Commerce Bank, College Park, Maryland, Tysons Financial Corporation, McLean, Virginia and Regency Financial Shares, Richmond, Virginia; subject to regulatory approval and approval by the shareholders of the respective banks and certain other conditions. The acquisition of Commerce Bank and Regency Financial Shares will be accounted for using the poolings of interests accounting method while Tyson Financial Corporation will be accounted for using the purchase method of accounting.

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

Under terms of the agreement with Tysons Financial Corporation, Registrant agreed to exchange a maximum of .620 and a minimum of
 .507 shares of its Common Stock for each share purchased of Tyson Financial Corporation's 1,071,119 shares of Common Stock. In addition, it is a condition of the merger that Tysons' outstanding 228,250 directors' warrants be exercised prior to the closing for the difference between the exercise price per warrant and $14.50 in the form of Tysons' Common Stock. Also, MainStreet has agreed to purchase Tysons' outstanding 97,780 directors' options for the difference between the exercise price per option and $14.50 in the form of MainStreet Common Stock resulting in a maximum exchange ratio of .23 shares and a minimum exchange ratio of .07 shares per option purchased. If the maximum exchange ratios are used, 730,016 shares of Registrant's Common Stock will be issued in the transaction. Also, Registrant has agreed to assume the outstanding employee stock options of Tysons. The purchase price of this transaction is valued at approximately $17.2 million.

Under terms of the agreement with Regency Financial Shares, Registrant has agreed to pay the equivalent of $13.00 per share for each outstanding share of Regency Common Stock in the form of MainStreet Common Stock, subject to adjustment under certain conditions. Registrant has agreed to exchange a maximum of .500 and a minimum of .406 shares of its Common Stock for each share purchased of Regency 1,389,096 shares of Common Stock. In addition, MainStreet has agreed to purchase the balance of Regency's outstanding 15,000 directors' options which have not been exercised as of the consummation of the merger for the difference between the exercise price per option and $13.00 in the form of MainStreet Common Stock, resulting in a maximum exchange ratio of .250 shares and a minimum exchange ratio of
 .188 shares per option purchased. If the maximum exchange ratios are used and all directors' options are exercised prior to the merger, 702,048 shares of Registrant's Common Stock will be issued in the transaction. MainStreet has also agreed to assume the outstanding employee stock options of Regency. The purchase price of this transaction is valued at approximately $18.2 million.

In all three transactions, Registrant was granted an option to acquire up to 19.9% of Commerce's, Tysons', and Regency's Common
Stock under certain circumstances.

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


7. Earnings Per Share
  ------------------

The Company will adopt Statement of Financial Accounting
Standards (SFAS) No. 128, "Earnings Per Share," on December 31,
1997. SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share informtion. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128.

If the Company had adopted SFAS No. 128 for the nine month period ended September 30, 1997, the following computation would have been used to arrive at basic income per common share and diluted income per common share that would have been presented on the consolidated statements of income:


                                   Nine Months Ended  Nine Months Ended
                                  September 30, 1997  September 30, 1996
                                  ------------------   ------------------
Basic income per common share:

  Net Income                           $ 12,982          $  11,856
                                       ========           ========

  Weighted average shares:

     Common shares outstanding           11,381             11,415
                                       ========           ========

Basic income per common share          $   1.14          $    1.04
                                       ========           ========


Diluted income per common share:

  Net Income                           $ 12,982          $  11,856
                                       ========           ========
  Weighted average shares:

     Common shares outstanding           11,381             11,415

     Dilutive effect of stock options        40                 61
                                       --------            -------


     Total Shares                        11,421             11,476
                                       --------           --------


  Diluted income per common share      $   1.14          $    1.03
                                       ========           ========





             SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

        Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarter Report and the documents incorporated herin by reference constitute "forward-lloking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the Company's market area, inflation, fluctuations in interest rates, changes in government regulations and competition, which will, among other things, impact demand for loans and banking services: the ability of the Company to implement its business strategy; and changes in, or the failure to comply with, government regulations.

        Forward-looking statements are intended to apply only at the time they are made. Moreover, whether or not stated in connection with a forward-looking statement, the Company undertakes no obligation to correct or update a forward-looking statement should the Company later become aware that it is not likely to be achieved. If the Company were to update or correct a forward-looking statement, investors and others should not conclude that the Company will make additional updates or corrections thereafter.



Item 2.   Management's Discussion and Analysis of Financial
------    -------------------------------------------------
          Conditions and Results of Operations
          ------------------------------------


OVERVIEW
--------

MainStreet BankGroup Incorporated reported year-to-date earnings at September 30, 1997 of $13.0 million in comparison to $11.9 million at September 30, 1996, an increase of $1.1 million, or 9.50%. This contributed to a $1.14 and $1.03 fully diluted per share calculation for 1997 and 1996, respectively. These 1997 earnings resulted in a return on average assets and a return on average equity of 1.25% and 15.07%, respectively. The 1996 earnings produced a return on average assets and a return on average equity of 1.41% and 15.29%, respectively. Net interest income and noninterest increased over the prior year and were partially offset by increases in noninterest expense and the provision for loan losses. Increases in noninterest expense for 1997 in comparison to 1996 were due to expenses associated with two additional branch openings in the latter part of 1996 with little expense in the first half of 1996. Also, the 1997 income was impacted by a check-kiting scheme reported at the end of the first quarter.

Net income for the Corporation in the third quarter of 1997 was $4.6 million as compared to $3.9 million in the same quarter of 1996, an increase of $.7 million, or 17.72%. This quarterly income contributed to a $.40 and $.34 fully diluted per share calculation for 1997 and 1996, respectively. These 1997 quarterly earnings resulted in a return on average assets and a return on average equity of $1.26% and $15.06%, respectively. The 1996 quarterly earnings produced a return on average assets and a return on average equity of $1.30% and $14.54%, respectively.




NET INTEREST INCOME
-------------------

Net interest income was $40.0 million year-to-date as of September 30, 1997 as compared to $37.3 million for the same period in 1997, an increase of $2.7 million, or 7.31%. Total interest income increased $13.0 million over the equivalent 1996 period while total interest expense increased $10.3 million. The net interest margin for the year to date earnings was 4.17% and 4.77% for the years ended 1997 and 1996, respectively.

Interest and dividend income on securities increased $8.2 million in 1997 over the same period in 1996 due to increased volume primarily due to leveraging transactions. These transactions increased interest-earning assets and were funded primarily by short-term repurchase agreements. High prepayment speed in the adjustable rate mortgage backed securities negatively impacted the net interest margin in 1997, particularly in the first quarter. These bonds were purchased at a premium and with accelerated prepayments, greater amortization of the premiums were recorded. The bonds, however, maintained their market values and many were sold during the first quarter to realize the gains which offset the amortization in the net interest margin. Interest income on loans increased $5.3 million over the same period in 1996 due to an increase in average loan volume in the amount of $86.7 million. The increase in interest expense in 1997 over 1996 levels in the amount of $10.3 million was primarily due to the short-term repurchase agreements used to fund the leveraging transactions previously mentioned.

Net interest income for the third quarter of 1997 increased $.6 million as compared to the same period in 1996. Total interest income for the third quarter increased $4.2 million over the same period in 1996 while total interest expense increased $3.6 million. The net interest margin was 4.09% for the third quarter of 1997 while the net interest margin was 4.73% for the equivalent period in 1996. Average repurchase agreement volume increased $165.7 million over the volume at September 30, 1996. The increased volume has increased interest income, but has compressed the margin somewhat during the last year. A larger function of the margin decline is the narrowing of the margin between loans and deposits due to the competitive environment. Prepayments on the mortgage backed securities continued during the third quarter, although not at the first quarter levels.


PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses for year-to-date 1997 was $2.8 million as compared to $2.4 million for year-to-date 1996. This provision equates to a $.4 million increase, or 18.40%. This increase was in the second quarter comparison of each year. Increased charge-offs and increased loan volume in the second quarter of 1997 contributed to this increase.


NONINTEREST INCOME
------------------

Total noninterest income, excluding securities gains and losses, was $9.1 million and $7.6 million for the year-to-date periods of 1997 and 1996, respectively. The increase was $1.5 million, or 19.62% over the same period in 1996. The Corporation purchased bank owned life insurance in the fourth quarter of 1996. This income accounts for $.7 million of the increase year-to-date. Trust income increased $.4 million over year-to-date 1996. Service charges on deposit accounts and ATM income increased $.1 and $.2 million, respectively over year-to-date 1996. The remainder of the increase in the 1997 noninterest income over 1996 was due to increased credit card income and credit life insurance commissions.

Noninterest income, excluding securities gains, for the third quarter of 1997 was $3.1 million compared to $2.5 million for the third quarter of 1996, an increase of $.6 million, or 23.94%.
The largest component of this variance in this quarterly comparison is the bank owned life insurance, as previously mentioned in the year-to-date comparison.


SECURITIES GAINS
----------------

Net securities gains for year-to-date 1997 were $.9 million as
compared with $.6 million for the same period in 1996.   This
increase was $.3 million, or 43.57% over the same period in 1996. Activity in the third quarter was not substantial. As mentioned in the net interest margin section of this discussion, bonds with high prepayment speeds were sold in the first quarter to realize market gains to offset the accelerated expense related to the amortization of the bond premiums.





NONINTEREST EXPENSE
-------------------

Total noninterest expense for 1997 year-to-date was $28.3 million as compared to $25.9 million, an increase of $2.4 million, or 9.19%. Salaries and employee benefits accounted for $1.8 million of the increase. This increase in salaries and benefits was due to several initiatives undertaken by the Corporation. Two additional branches were opened in the latter part of 1996. A new risk management function was added to the Holding Company in late 1996. Also, in the latter part of 1996, a telebanking center was established and staffed which will allow customers access to their accounts twenty-four hours a day. The other greatest expense in the year-to-date comparisons was $.6 million associated with a check-kiting scheme that surfaced in the latter part of the first quarter.

Total noninterest expense for the third quarter was $9.3 million compared to $9.0 million in the same period of 1996, an increase of $.3 million or 3.25%. This increase was primarily in the salaries and benefits categories due to the above-referenced initiatives undertaken by the Corporation.


FINANCIAL CONDITION
-------------------

Total assets at September 30, 1997 were $1.5 billion, an increase of $166.7 million over the year ended December 31, 1996, or 12.93%. The largest component of the increase was in securities available for sale which were primarily funded by short-term repurchase agreements. Securities available for sale at September 30, 1997 were $467.4 million as compared to $335.0 million at December 31, 1996, an increase of $132.4 million, or 39.51%.

Loans, net of unearned income at September 30, 1997 were $824.0 million as compared to $784.4 million at December 31, 1996, an increase of $39.6 million, or 5.05%. This increase has been materially funded by a growth in deposits. A discussion on credit quality can be found in the Asset Quality section of this analysis.

Total deposits at September 30, 1997 were $930.5 million as compared to $886.5 million at December 31, 1996, an increase of $44.0 million, or 4.96%. Demand deposits increased $7.0 million, certificates of deposit $100 thousand and over increased $20.8 million, and other time deposits increased $31.3 million. Offsetting these increases were decreases in interest checking and savings in the amounts of $8.4 million and $6.6 million, respectively. The trend continues with the shift from interest checking and savings into higher earning time deposits.

Short-term debt at September 30, 1997 was $314.4 million as compared to $213.8 million at December 31, 1996, an increase of $100.6 million, or 47.04%. The principal component of this increase was repurchase agreements which provided additional funding of available for sale securities. Repurchase agreements were $227.5 million at September 30, 1997 as compared to $145.4 million at December 31, 1996, an increase of $82.2 million, or 56.55%. Corporate management accounts were $17.2 million at September 30, 1997 as compared to $10.5 million at December 31, 1996, an increase of $6.7 million, or 63.24%. Federal funds purchased were $19.9 million at September 30, 1997 compared to $23.2 million at December 31, 1996. Short-term FHLB borrowings were $25.0 million at September 30, 1997, compared to $27.4 million at year-end 1996. Treasury tax and loan notes were $23.9 million at September 30, 1997 as compared to $5.0 million at December 31, 1996, an increase of $18.8 million, or 371.06%.
This was mostly due to the increase of the maximum limit of one of our affiliates in the amount of $10 million. In previous quarters, only one of the holding company affiliates had treasury tax and loan notes. During third quarter 1997, all of the Corporation's affiliates began participating in the notes. This additional affiliate participation increased the treasury tax and loan notes by $3.8 million. Other short-term borrowings were $.9 million at September 30, 1997 a decline from the $2.3 million at year-end 1996. This borrowing is a credit line with First Tennessee.

Long-term debt at September 30, 1997 was $76.9 million as compared to $71.0 million at December 31, 1996, an increase of $5.8 million, or 8.23%. Long-term debt at September 30, 1997 consisted of $73.7 million in FHLB advances, $.2 million in a capital lease, and $3.0 million borrowed from First Tennessee. The First Tennessee borrowing is payable over a seven year term with the interest rate repricing on a quarterly basis.








ASSET QUALITY
-------------

Nonperforming assets were $6.1 million at September 30, 1997 as compared to $7.2 million at December 31, 1996. Nonperforming loans were $5.0 million and $6.1 million at September 30, 1997 and December 31, 1996, respectively. The ratio of nonperforming loans to loans, net of unearned income, improved slightly to .60% at September 30, 1997 compared to .78% at December 31, 1996. At September 30, 1997 and December 31, 1996, nonaccrual loans comprised $3.1 million of nonperforming loans. The ratio of the allowance for loan losses to nonperforming loans was 220.43% and 166.15%, respectively. The net charge-off ratio at September 30, 1997 rose slightly to .34% as compared to .29% at December 31, 1996. The allowance for loan losses to actual loans, net of unearned income, was 1.33% compared to 1.30% at December 31, 1996.


SHAREHOLDERS' EQUITY
--------------------

Total shareholders' equity, excluding unrealized gains (losses) on securities, at September 30, 1997 was $117.8 million as compared to $108.3 million at December 31, 1996, an increase of $9.5 million, or 8.78%. Dividends per share were $.14 per share for the quarter ended September 30, 1997 and $.42 per share for the year-to-date ended September 30, 1997.
Dividends per share were $.13 per share for the quarter ended September 30, 1996 and $.35 per share for the year-to-date ended September 30, 1996. At September 30, 1997, the leverage and total risk-based capital ratios were 8.09% and 14.94%, respectively. The same ratios were 8.37% and 14.84% at year end December 31, 1996. The capital position remains strong with ratios substantially above regulatory prescribed minimums.

The Corporation has been authorized by the Board and is in the process of issuing Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation and expects to close the transaction in the fourth quarter.


LIQUIDITY
---------

The measurement of liquidity is performed by monitoring ratios that indicate the level of liquid assets relative to liabilities, the dependence on potential volatile funding sources, and the relationship of loans to deposits. While relying on core deposit relationships as the basis of liquidity, increased loan demand has resulted in the Corporation seeking alternative sources of liquidity and utilizing existing sources through a higher level within established guidelines. The loan-to-deposit ratio at September 30, 1997 and December 31, 1996 was 86.95% and 87.44%,
respectively. The large liability dependency ratio was 34.22% and 28.90% at September 30, 1997 and December 31, 1996, respectively. The liquidity ratio at September 30, 1997 and December 31, 1996 was 27.77% and 21.00%, respectively.


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


ITEM 6(b).  REPORTS on FORM 8-K
----------  -------------------

Form 8-K filed November 7, 1997, regarding the definitive agreement for acquisition of Regency Financial Shares, Richmond, Virginia.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereof duly authorized.


             (Registrant)            MAINSTREET BANKGROUP
                                     INCORPORATED


Date  November 13, 1997            /s/James E. Adams
     -----------------------       ------------------------------
                                   James E. Adams
                                   Chief Financial Officer/
                                   Executive Vice President/
                                   Treasurer