Form 10-K405
period 1997-12-31
MAINSTREET BANKGROUP INC
filed 1998-03-26
CIK 216870

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1997

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


                                 P. O. Box 4831
                           Church & Ellsworth Streets
                          Martinsville, Virginia 24115
                (Address of principal executive office) Zip Code

Registrant's telephone number, including area code     (540)  666-6724

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class               Name of Each Exchange on Which Registered
     -------------------               -----------------------------------------
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

                         Yes X                    No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment of this Form 10-K.   [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 31, 1998 was $287,928,730.06.

(In determining this figure the Registrant assumes that all of its directors and principal executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purposes.)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Class                                    Outstanding at January 31, 1998
 COMMON STOCK $5.00 Par Value                     12,019,480

                       MainStreet BankGroup Incorporated

                                   Form 10-K

                                     Index

                                     PART I

Item 1            Business                                                                                 3 - 13
Item 2            Properties                                                                                   13
Item 3            Legal Proceedings                                                                            13
Item 4            Submission of Matters to a Vote of Shareholders                                              13
                  Executive Officers of Registrant                                                        14 - 15


                                    PART II

Item 5            Market for Registrant's Common Equity and Related Shareholder Matters                        15
Item 6            Selected Financial Data                                                                      16
Item 7            Management's Discussion and Analysis of Financial Condition and Results of Operations   17 - 26
Item 8            Financial Statements and Supplementary Data                                             27 - 53
Item 9            Changes In and Disagreements With Accountants on Accounting and Financial Disclosure         53




                                    PART III

Item 10           Directors and Executive Officers of the Registrant                                           53
Item 11           Executive Compensation                                                                       53
Item 12           Security Ownership of Certain Beneficial Owners and Management                               53
Item 13           Certain Relationships and Related Transactions                                               53


                                    PART IV

Item 14           Exhibits, Financial Statement Schedules, and Reports on Form 8-K                        53 - 54
                  Index to Exhibits                                                                            54
                  Signatures                                                                                   55
                  Exhibits                                                                                56 - 82

                      DOCUMENTS INCORPORATED BY REFERENCE

    Proxy Statement, dated March 27, 1998 for Annual Meeting of Shareholders

                         PART III - Items 10 through 13

                                     PART I




Item 1.  Business

General

MainStreet BankGroup Incorporated (the "Corporation," "MainStreet," or "Registrant"), through its subsidiary Banks ("Banks"), provides a full range of commercial banking, consumer banking and trust services to a variety of businesses and individual customers. All Banks are insured by the Federal Deposit Insurance Corporation and seek customers whose total financial requirements they can serve. As a result, most of the Banks' business customers are small and medium-sized entities. While the Corporation considers this middle market to be its primary business market, it has banking relations with many of the larger textile and furniture manufacturing companies with manufacturing facilities in the Martinsville, Virginia, trade area.

During 1997, MainStreet acquired one bank as a subsidiary in a transaction accounted for as a pooling of interests. An aggregate of approximately 572,717 shares of stock was issued in this transaction. All prior year data has been restated to reflect this acquisition. All financial data is presented in thousands, unless otherwise noted.

The Corporation, through the Banks, actively competes for deposits, discount brokerage, loans and trust accounts with other financial institutions, including large regional bank holding companies with greater financial resources headquartered elsewhere in Virginia and North Carolina. Principal competitive factors are interest rates, services and lending limitations.

It has been the Corporation's practice to operate the Banks as separate banking institutions retaining their names and boards of directors. However, the Corporation utilizes a centralized management approach in providing direction to the Banks and performing selected services in the compliance, data processing, financial management, human resources, investment, accounting, marketing, mortgage, trust, audit, and credit administration areas. The Banks approve loans up to a specified credit limit, above which central credit administration approves the loans. The Banks also still must approve investments and other activities consistent with past practices and the needs of their communities. To coordinate the activities of the Banks and to maintain internal controls, the Corporation utilizes a planning and budgeting process which involves Corporation officers, presidents of the Banks, and principal department heads. Performance targets and budget goals are developed for each Bank on an annual basis, with financial and operating results reported and reviewed periodically during the year.

Subsidiaries

Piedmont Trust Bank. Piedmont Trust Bank ("Piedmont") was incorporated in 1921 under the laws of Virginia. Piedmont's main office is in the City of Martinsville, a commercial center in southwest Virginia, and it has five branches in Martinsville and Henry County. Its primary service area has a population of approximately 72,400 and its economy is oriented toward the textile, furniture and prebuilt housing industries. It is supervised and examined by the Board of Governors of the Federal Reserve System and the State Corporation Commission of Virginia. It engages in general commercial banking business and offers the range of banking services that can be expected of a banking organization of its size. Piedmont is the largest bank in the Martinsville trade area with total assets of approximately $552.6 million, deposits of approximately $332.5 million and net loans of approximately $342.7 million at December 31, 1997.

MainStreet Trust Company, N.A. MainStreet Trust Company ("Trust") was established as a national banking subsidiary late in 1996 and began offering a full range of trust services including personal trust, investment management, financial and tax counseling, employee benefits and custodial services on January 2, 1997. Trust assets under management increased from $664 million at December 31, 1996 to $728 million at December 31, 1997. Trust is supervised and examined by the Comptroller of the Currency.

Bank of Carroll. Bank of Carroll ("Carroll"), incorporated in 1971 under the laws of Virginia, was acquired in 1977. At December 31, 1997, it had total assets of approximately $71.4 million. Its main office is located in Hillsville, Carroll County, Virginia, and it has branches in Cana and Galax, Virginia. Its primary service area has a population of approximately 34,000. Carroll is supervised and examined by the Board of Governors of the Federal Reserve System and the State Corporation Commission of Virginia and engages in general commercial banking business. Bank of Ferrum. Bank of Ferrum ("Ferrum"), incorporated in 1917 under the laws of Virginia and converted during the 1920's to a national bank, was acquired in 1981. In 1995, Bank of Ferrum converted back to a state charter. At December 31, 1997, it had total assets of approximately $134.4 million. Its main banking office is located in Ferrum, Virginia, with branches at Oak Level, Route 220 North and Rocky Mount, Virginia. An additional branch, Westlake, opened in February, 1998. Its primary service area has a population of approximately 43,000. Ferrum is supervised and examined by the Board of Governors of the Federal Reserve System and the State Corporation Commission of Virginia and engages in general commercial banking business.

First Community Bank. First Community Bank ("Community"), incorporated in 1978 under the laws of Virginia, was acquired in 1983. At December 31, 1997, it had total assets of approximately $157.5 million. Community's main office is located in Forest, Virginia, and it operates six branches in the Lynchburg and Forest area. Its primary service area has a population of approximately 130,000. First Community is supervised and examined by the Board of Governors of the Federal Reserve System and the State Corporation Commission of Virginia. Retail and commercial banking services are provided for customers in Forest, Bedford, Campbell and Amherst Counties and the City of Lynchburg, Virginia.

The First Bank of Stuart. The First Bank of Stuart ("Stuart") was incorporated in 1921 as a national bank and acquired in 1986. In 1995, Stuart converted to a state charter. At December 31, 1997, it had total assets of approximately $154.7 million. Its main office is located in Stuart, Virginia, and it has five other offices all located in Patrick County, Virginia. Stuart is the largest bank in Patrick County. Its primary service area has a population of approximately 17,600. Stuart is supervised and examined by the Board of Governors of the Federal Reserve System and the State Corporation Commission of Virginia and engages in general commercial banking business.

First Community Bank of Saltville. First Community Bank of Saltville ("Saltville") was established in 1903 under the Laws of Virginia and was incorporated in 1918 as a national bank and acquired in 1986. In 1995, Saltville converted back to a state charter. At December 31, 1997, it had total assets of approximately $137.5 million. Its main office is located in Saltville, Virginia, and it has two other offices located in Smyth County. Saltville is the third largest of the four banks in Smyth County. Its primary service area has a population of approximately 33,300. Saltville engages in general commercial banking business and is supervised and examined by the Board of Governors of the Federal Reserve System and the State Corporation Commission of Virginia.

The First National Bank of Clifton Forge. The First National Bank of Clifton Forge was incorporated as a national bank in 1901 and was acquired in 1996. At December 31, 1997, it had total assets of $126.3 million. Its primary service area has a population of 22,600 and includes the city of Clifton Forge and Alleghany and Bath counties. Clifton Forge is supervised and examined by the Comptroller of the Currency and engages in general commercial banking business.

Hanover Bank. Hanover Bank was incorporated under the laws of Virginia in 1988 and was acquired in 1996. At December 31, 1997, it had assets of $136.5 million. Hanover's main office is located in Mechanicsville and it has four branches in Hanover and Henrico counties. Its primary service area has a population of 305,000. Hanover engages in general commercial banking business and is supervised and examined by the Board of Governors of the Federal Reserve System and the State Corporation Commission of Virginia.

Commerce Bank. Commerce Bank ("Commerce"), incorporated in 1989 under the laws of Maryland, was acquired in 1997. At December 31, 1997, it had total assets of approximately $76.5 million. Its main office and two additional branches are located in College Park and Prince George's County, Maryland. Its primary service area has a population of approximately 743,000. Commerce is supervised and examined by the Board of Governors of the Federal Reserve System and the State Corporation Commission of Maryland and engages in general commercial banking business.

MainStreet Capital Trust I. MainStreet Capital Trust I was formed as a trust under the laws of the State of Delaware, exclusively for the purpose of issuing Trust Securities and investing the proceeds in 8.90% Junior Subordinated Deferrable Interest Debentures issued by the Corporation.

Competition

The principal methods of competition in the banking industry are service, rates offered on loans and deposits and convenience of location. Competition also comes from financial service firms such as brokerage houses and mortgage companies. The Corporation has historically restricted its activities to a geographical area within the states of Virginia and North Carolina. Other bank holding corporation competitors have greater geographic coverage and some offer bank and bank-related services which the Corporation does not offer.

The banking and trust subsidiaries of MainStreet compete primarily with other financial institutions and financial intermediaries for deposits, loans, and trust accounts.


Employees

The total number of full-time equivalent persons employed by the Corporation and its subsidiaries as of December 31, 1997 was 598. The Corporation believes that its relationship with its employees is good, and no employees are represented by a labor union.


Information as to Classes of Service

         The following table sets forth, for the three fiscal years ended December 31, 1997, the percentage of total operating revenues contributed by each class of similar services which contributed 10% or more of total operating revenue of the Corporation and its subsidiaries in either of the last three years.


             Years Ended                                                                               Percentage
             -----------                                                                               ----------



         December 31, 1995                           Interest & Fees on Loans                             68.1%

         December 31, 1996                           Interest & Fees on Loans                             67.1

         December 31, 1997                           Interest & Fees on Loans                             62.0


         December 31, 1995                           Interest & Dividends on
                                                     Securities Held to Maturity and
                                                     Securities Available for Sale                        21.5


         December 31, 1996                           Interest & Dividends on
                                                     Securities Held to Maturity and
                                                     Securities Available for Sale                        21.4


         December 31, 1997                           Interest & Dividends on
                                                     Securities Held to Maturity and
                                                     Securities Available for Sale                        27.0



SELECTED STATISTICAL INFORMATION OF MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES (REGISTRANT) The following statistical information is consolidated for the Corporation and its eleven subsidiaries. Information is based on daily average balances.

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

                                                                      Years Ended December 31
                                      --------------------------------------------------------------------------------------
                                                          1997                                         1996
                                      ----------------------------------------         -------------------------------------
                                       Average                          Yield/         Average                        Yield/
                                       Balance           Interest        Rate          Balance        Interest         Rate
                                       -------           --------        ----          -------        --------         ----
Loans, Net of Unearned Income (1)       $  853,418        $ 79,853         9.36%       $  773,252      $ 73,569        9.51%
Mortgage Loans Held for Sale                 2,117             313        14.79               966           168       17.39
Securities Available for Sale (1)          456,566          29,861         6.54           259,779        16,728        6.44
Taxable Securities Held to Maturity         45,736           3,359         7.34            65,815         4,731        7.19
Nontaxable Securities Held to
  Maturity (1)                              35,468           2,803         7.90            41,754         3,304        7.91
Interest-Earning Deposits in
  Other Banks                                  462              48        10.39             1,325            72        5.43
Federal Funds Sold                           7,445             412         5.53            16,346           887        5.43
                                        ----------         -------        -----        ----------      --------       -----
Total Interest-Earning Assets            1,401,212         116,649         8.32%        1,159,237        99,459        8.58%
Cash and Due from Banks                     38,139                                         35,157
Other Assets                                53,422                                         34,686
Reserve for Loan Losses                    (11,505)                                       (10,327)
                                        ----------                                     ----------
Total Assets                            $1,481,268                                     $1,218,753
                                        ==========                                     ==========

Interest Checking Accounts              $  102,607        $  2,983         2.91%        $   98,190      $  2,773        2.82%
Savings Deposits                           116,534           3,408         2.92            126,766         3,755        2.96
Money Market Investment Accounts            91,962           3,163         3.44             90,414         3,108        3.44
Other Time Deposits                        520,366          28,316         5.44            471,878         25,583       5.42
Repurchase Agreements Short-Term           206,832          11,745         5.68             62,972         3,455        5.49
Other Short-Term Borrowings                 90,482           4,628         5.11             64,262         2,947        4.59
Repurchase Agreements Long-Term              2,773             167         6.02                ---           ---         ---
Other Long-Term Borrowings                  68,801           3,862         5.61             58,678         3,154        5.38
Corporation Obligated Mandatorily
      Redeemable Capital Securities          5,890             507         8.61                ---           ---         ---
                                        ----------        --------         ----         ----------      --------        ----
Total Interest-Bearing Liabilities       1,206,247          58,779        4.87%           973,160        44,775        4.60%
Demand Deposits                            139,026                                        126,410
Other Liabilities                           12,586                                          8,978
                                        ----------                                     ----------
Total Liabilities                        1,357,859                                      1,108,548
Shareholders' Equity                       123,409                                        110,205
                                        ----------                                     ----------
Total Liabilities and Shareholders'
      Equity                            $1,481,268                                     $1,218,753
                                        ==========                                     ==========

Net Interest Earnings                                    $ 57,870         3.45%                        $ 54,684        3.98%
                                                         ========        =====                         ========       =====
Net Yield on Interest-Earning Assets
    on a Taxable Equivalent Basis (2)                                     4.13%                                        4.72%


                                                Years Ended December 31
                                        ---------------------------------------
                                                          1995
                                        ---------------------------------------

                                         Average                        Yield/
                                         Balance        Interest         Rate
                                         -------        --------         ----

Loans, Net of Unearned Income (1)       $  666,222         $64,254        9.64%
Mortgage Loans Held for Sale                   813             144       17.71
Securities Available for Sale (1)          176,995          10,395        5.87
Taxable Securities Held to Maturity         90,253           7,284        8.07
Nontaxable Securities Held to Maturity (1)  41,055           3,881        9.45
Interest-Earning Deposits in Other Banks       682               5         .73
 .73                                         13,435             794        5.91
Federal Funds Sold                      ----------         -------       -----
                                           989,455          86,757        8.77%
Total Interest-Earning Assets               31,694
Cash and Due from Banks                     36,685
Other Assets                                (9,668)
Reserve for Loan Losses                 ----------
                                        $1,048,166
Total Assets                            ==========

                                        $   91,630         $ 2,787        3.04%
Interest Checking Accounts                 143,132           4,593        3.21
Savings Deposits                            90,221           3,354        3.72
Money Market Investment Accounts           438,078          23,755        5.42
Other Time Deposits                         26,978           1,618        6.00
Repurchase Agreements Short-Term            37,647           1,843        4.89
Other Short-Term Borrowings                    ---             ---         ---
Repurchase Agreements Long-Term              6,666             454        6.81
Other Long-Term Borrowings
Corporation Obligated Mandatorily              ---             ---         ---
      Redeemable Capital Securities     ----------         -------        ----
                                           834,352          38,404        4.60%
Total Interest-Bearing Liabilities         117,038
Demand Deposits                              7,816
Other Liabilities                       ----------
                                           959,206
Total Liabilities                           88,960
Shareholders' Equity                    ----------

Total Liabilities and Shareholders'     $1,048,166
      Equity                            ==========

                                                           $48,353        4.17%
Net Interest Earnings                                      =======        =====

Net Yield on Interest-Earning Assets                                      4.89%
    on a Taxable Equivalent Basis (2)

       (1) Interest income includes the effects of taxable equivalent adjustments using a tax rate of 35% for 1997 and 1996 and 34% for 1995 in adjusting interest on tax-exempt securities and loans to a fully taxable basis. Loan fees are included in total interest income as follows: 1997--$2,418,000; 1996--$2,470,000; 1995--$1,913,000. The average balance of nonaccrual assets is included in the calculation of asset yields.

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



                                               1997 Compared to 1996 Increase               1996 Compared to 1995 Increase
                                                (Decrease) Due To Change In                  (Decrease) Due To Change In
                                               ------------------------------            -------------------------------------
                                                                          Total                                        Total
                                             Average       Average       Increase       Average        Average       Increase
                                             Volume          Rate       (Decease)        Volume         Rate        (Decrease)
                                             ------        -------      ---------       --------       -------      ----------
Interest Income:
   Investment Securities:
      Taxable                               $(1,473)       $    101      $ (1,372)       $(1,819)      $ (734)      $(2,553)
      Nontaxable*                              (497)             (4)         (501)            65         (642)         (577)
   Securities Available for Sale*            12,867             266        13,133          5,251        1,082         6,333
   Loans, Net of Unearned*                    7,518          (1,234)        6,284         10,194         (879)        9,315
   Mortgage Loans Held for Sale                 174             (29)          145             27           (3)           24
   Interest-Bearing Deposits in Other Banks     (65)             41           (24)             9           58            67
   Federal Funds Sold                          (492)             17          (475)           162          (69)           93
                                            -------        --------      --------        -------       ------       -------
         Total Interest Income*              18,032            (842)       17,190         13,889       (1,187)       12,702

Interest Expense:
   Interest Checking Accounts                   127              83           210            192         (206)          (14)
   Savings Deposits                            (300)            (47)         (347)          (501)        (337)         (838)
   Money Market Investment Accounts              53               2            55              7         (253)         (246)
   Other Time Deposits                        2,638              95         2,733          1,832           (4)        1,828
   Repurchase Agreements Short-Term           8,165             125         8,290          1,986         (149)        1,837
   Other Short-Term Borrowings                1,311             370         1,681          1,388         (284)        1,104
   Repurchase Agreements Long-Term              167             ---           167            ---          ---           ---
   Other Long-Term Borrowings                   563             145           708          2,815         (115)        2,700
   Corporate Obligated Mandatorily
        Redeemable Capital Securities           507             ---           507            ---          ---           ---
                                            -------         -------       --------        -------       ------       -------


         Total Interest Expense              13,231             773        14,004          7,719       (1,348)        6,371
                                            -------         -------      --------        -------       ------       -------

Net Interest Income*                        $ 4,801         $(1,615)     $  3,186        $ 6,170       $  161       $ 6,331
                                            =======         =======      ========        =======       ======       =======

*Fully Taxable-Equivalent Basis


SECURITIES AVAILABLE FOR SALE PORTFOLIO DATA

The carrying and approximate market value and gross unrealized gains and losses of securities available for sale appear on pages 35 and 36 of Part II, Item 8,
Note 3 of this report and are herein incorporated by reference.

Proceeds from the sale of these securities appear on page 31 of Part II, Item 8, Consolidated Statements of Cash Flows of this report and are herein incorporated by reference. Gross gains and losses and pledged information appear on page 36 of Part II, Item 8, Note 3 of this report and are herein incorporated by reference.

The following table shows the maturities of securities available for sale as of December 31, 1997 and the weighted average yields of such securities. Mortgage backed securities are included in each of the categories based on forecasted average life. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 35%. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                        Maturing
                                                             After One              After Five
                                     Within                  But Within             But Within            After
                                    One Year                 Five Years             Ten Years           Ten Years
                               Amount     Yield        Amount        Yield      Amount    Yield    Amount      Yield       Total
                               ------     -----        ------        -----      ------    -----    ------      -----       -----

U.S. Treasury Securities      $ 12,801    10.10%      $  1,019       5.72%    $   ---         %      $    ---         %    $ 13,820
Obligations of U.S.
   Government Agencies             ---                  15,569       6.15      10,882     6.58            ---                26,451
Mortgage Backed Securities      49,176     7.29         99,415       7.15      28,813     7.09        199,403     7.33      376,807
Collateralized Mortgage
   Obligations and REMICs       19,530     7.01         53,390       6.99      20,008     6.86         97,658     6.76      190,586
Corporate Bonds                    748     6.13          5,487       6.32       4,230     6.90         26,305     8.79       36,770
Other Securities                   ---                     ---                    ---                  13,815     7.14       13,815
Obligations of State &
   Political Subdivision           661     8.96          4,072       9.22       2,498     8.75          8,046     7.79       15,277
                              --------                --------                -------                --------              --------
                              $ 82,916                $178,952                $66,431                $345,227              $673,526
                              ========                ========                =======                ========              ========

All Mortgage Backed Securities and Collateralized Mortgage Obligations held at December 31, 1997 were backed by U.S. Agencies. It is the Corporation's practice to review on a periodic basis those CMO's and REMIC's that do not pass the Federal Financial Institutions Examination Council's (FFIEC) high risk mortgage security test. There were no securities at December 31, 1997 that did not pass this test. Securities are tested at time of purchase and thereafter at quarterly intervals. The test addresses possible fluctuations in the average life and price sensitivity which are the primary risks associated with this type of security. Tests of these securities are subject to regulatory review.

SECURITIES HELD TO MATURITY PORTFOLIO DATA

The carrying and approximate market value and gross unrealized gains and losses of securities held to maturity appear on pages 36 and 37 of Part II, Item 8,
Note 4 of this report and are herein incorporated by reference.

Proceeds from sales and calls of these securities appear on page 31 of Part II,
Item 8, Consolidated Statements of Cash Flows of this report and are herein incorporated by reference. Gross gains and losses and pledged information appear on page 37 of Part II, Item 8, Note 4 of this report and are herein incorporated by reference.

The following table shows the maturities of securities held to maturity at December 31, 1997, and the weighted average yields of such securities. Mortgage backed securities are included in each of the categories based on forecasted average life. The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis using a tax rate of 35%. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              Maturing
                                                  After One              After Five
                                Within            But Within             But Within                 After
                               One Year           Five Years             Ten Years               Ten Years
                           Amount     Yield     Amount     Yield     Amount       Yield       Amount       Yield        Total
                           ------     -----     ------     -----     ------       -----       ------       -----        -----
Obligations of U.S.
   Government Agencies     $   ---        %     $ 5,351    6.34%     $ 6,012      6.34%       $   984       8.91%     $12,347
Mortgage Backed Securities   4,180    7.32       11,998    7.30        5,621      7.23          1,118       6.59       22,917
Obligations of State and
   Political Subdivisions    2,770    9.03       16,660    8.37       12,386      7.85          5,163       7.92       36,979
                           -------              -------              -------                  -------                 -------

                           $ 6,950              $34,009              $24,019                  $ 7,265                 $72,243
                           =======              =======              =======                  =======                 =======

All Mortgage Backed Securities in the held-to-maturity portfolio are backed by U.S. Agencies at December 31, 1997.



LOAN PORTFOLIO

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan:

                                                                              December 31
                                    -------------------------------------------------------------------------------
                                      1997             1996              1995             1994              1993
                                      ----             ----              ----             ----              ----
Commercial, Financial
         and Agricultural           $425,437         $386,307          $307,843         $273,825          $239,083
Real Estate-Mortgage                 219,337          208,684           217,214          187,350           163,241
Consumer                             246,433          249,098           201,613          181,193           162,316
                                    --------         --------          --------         --------          --------
Total Loans                          891,207          844,089           726,670          642,368           564,640
Less:  Unearned Income and
       Deferred Fees                 (12,430)         (14,110)          (12,217)          (9,397)           (7,785)
                                    --------         --------          --------         --------          --------
Loans, Net of Unearned Income
       and Deferred Fees             878,777          829,979           714,453          632,971           556,855
Less:  Allowance for Loan            (11,786)         (10,903)           (9,605)          (9,547)           (9,329)
                                    --------         --------          --------         --------          --------
       Losses
Loans, Net                          $866,991         $819,076          $704,848         $623,424          $547,526
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


CONCENTRATIONS OF CREDIT RISK

Virtually all of MainStreet's subsidiaries' business activity is with customers located in the southwestern, central and east central regions of Virginia and southeastern Maryland. Accordingly, operating results are closely correlated with the economic trends within these regions and influenced by the significant industries within the southwest region including textile, furniture and pre-built housing, as well as agriculture. In addition, the ultimate collectibility of the Banks' loan portfolios and the recovery of the carrying amounts of repossessed property are susceptible to changes in the market conditions of these geographic regions. The commercial portfolio is diversified with no significant concentrations of credit. At December 31, 1997, acquisition and development construction loans account for $41.2 million of the commercial portfolio. In addition, other commercial loans secured by real estate total $163.6 million. The remainder of the loans secured by real estate consists almost entirely of 1-4 family residential property. At December 31, 1997, MainStreet was the creditor for approximately $122.1 million of consumer loans for automobiles and mobile homes generated directly or purchased from established dealers (indirect). These loans are generally collateralized by the related property and many are either endorsed or subject to mandatory dealer repurchase agreements.

The individual banks have established operating policies relating to the credit process and collateral in loan originations. Loans to purchase real and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property's total stated or appraised value. Credit approval is primarily a function of the creditworthiness of the individual borrower or project based on pertinent financial information, the amount to be financed and collateral.

The Banks pursue an asset liability management program which seeks to minimize the impact of interest rate fluctuations on the results of operations. Emphasis is placed on floating rate business loans with relatively short maturities and adjustable rate real estate and consumer loans. In addition, the Banks make long-term fixed rate real estate mortgage loans and fixed rate real estate loans with a three or five year balloon payment requirement. Generally, the Banks will maintain the variable rate or balloon payment real estate mortgages in their portfolios while long-term fixed rate loans are sold in the secondary market.

The following table shows the amount of commercial, financial and agricultural loans outstanding as of December 31, 1997 which mature or reprice:

                                                                        After
                                                                       One But
                                                   Within               Within            After
                                                  One Year            Five Years        Five Years           Total
                                                  --------            ----------        ----------           -----
Commercial, financial and agricultural           $277,103             $134,735          $ 13,599           $425,437

Interest rates are floating or adjustable         206,782                  ---               ---            206,782

Interest rates are fixed or predetermined          70,321              134,735            13,599            218,655


The following table presents aggregate loan amounts for nonaccrual and past due loans as of the date indicated. Past due loans comprise loans which are contractually past due ninety days or more as to interest or principal payments.


                                                                                December 31
                                                   ---------------------------------------------------------------------------
                                                   1997              1996              1995            1994               1993
                                                   ----              ----              ----            ----               ----
Consumer Loans:
   Loans accounted for on a nonaccrual basis     $   208           $   131           $   95           $  172            $   162
   Loans contractually past due 90 days or
    more as to interest or principal payments
    (but not included in nonaccrual loans)           760               987              612              505                368
All Other Loans:
   Loans accounted for on a nonaccrual basis       3,584             3,160            3,396            2,801              2,584
   Loans contractually past due 90 days or
    more as to interest or principal payments
    (but not included in nonaccrual loans)         1,676             2,074            1,790            1,265              2,232


It is the Corporation's policy to discontinue the accrual of interest on loans once they become more than 90 days past due and are not well-collateralized or earlier when it becomes doubtful that the full principal and interest will be collected. Once a loan is placed on nonaccrual status, interest is generally recorded on a cash basis until the loan is satisfied in full or circumstances have changed to such an extent that the collection of both principal and interest is probable.

Nonaccrual and 90-day past due loans are considered by the Corporation to be nonperforming loans. Such assets totaled .71% of loans, net of unearned income at December 31, 1997 and .77% at December 31, 1996.

The effect of nonaccrual loans on interest income for 1997, 1996 and 1995 appears on page 38 of Part II, Item 8, Note 5 of this report and is herein incorporated by reference.

At December 31, 1997 and 1996 MainStreet had other real estate, which represents foreclosed properties totaling $1.4 million and $.9 million, respectively, which is carried at the lower of cost or fair market value.

The discussion of the recorded investment in loans which have been identified as impaired loans at December 31, 1997 and 1996 appears on page 38 of Part II, Item 8, Note 5 of this report and is herein incorporated by reference.


SUMMARY OF LOAN LOSS EXPERIENCE

The description of the allowance for loan losses required by Part I, Item I, of Form 10-K appears on page 33 of Part II, Item 8, Note 1 of this report and is herein incorporated by reference. The following table shows MainStreet's average loan balances for each period, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expense.


                                                                   Years Ended December 31
                                                  -------------------------------------------------------------
                                                  1997           1996          1995           1994         1993
                                                  ----           ----          ----           ----         ----
Average amount of loans, net of unearned
   income, outstanding during the year         $853,418       $773,252      $666,222      $595,645      $556,192
                                               ========       ========      ========      ========      ========
Balance of Allowance for Loan Losses at
   beginning of year                           $ 10,903       $  9,605      $  9,547      $  9,329      $  9,432
Loans charged off:
   Commercial, Financial and Agricultural         1,098          1,215           992         2,796           860
   Real Estate - Mortgage                           124             56           179           383           832
   Consumer                                       2,584          1,974           928           757         1,139
                                               --------       --------      --------      --------      --------
Total loans charged off                           3,806          3,245         2,099         3,936         2,831
                                               --------       --------      --------      --------      --------
Recoveries of loans previously charged of:
   Commercial, Financial and Agricultural           332            737           181           362           124
   Real Estate - Mortgage                           ---              1             6            18           366
   Consumer                                         346            354           245           299           122
                                               --------       --------      --------      --------      --------
Total recoveries                                    678          1,092           432           679           612
                                               --------       --------      --------      --------      --------
Net loans charged off                             3,128          2,153         1,667         3,257         2,219
Additions to allowance charged to
   operating expense                              4,011          3,451         1,725         3,475         2,116
                                               --------       --------      --------      --------      --------
Balance at end of year                         $ 11,786       $ 10,903      $  9,605      $  9,547      $  9,329
                                               ========       ========      ========      ========      ========
Ratio of net chargeoffs during period
   to average loans outstanding                     .37%           .28%          .25%          .55%          .40%
                                               ========        ========     ========      ========      ========

Management has allocated the allowance for loan losses for the years indicated by loan category. This allocation of the allowance for loan losses for 1997 and 1996 is based upon the previous five years' loan loss experience, specific reserves, and unallocated amounts. The allowance for loan losses for years prior to 1996 were based solely upon previous loan experience. This allowance is not intended to be management's judgment as to future loan losses to be experienced by loan type. The amount of the loan loss reserve by category and the percentage of each category to total loans is as follows:


                            December 31, 1997     December 31, 1996    December 31, 1995    December 31, 1994    December 31, 1993
                            -----------------     -----------------    -----------------    -----------------    -----------------
                            Amount      %         Amount          %    Amount          %    Amount          %    Amount          %
                            -----------------     -----------------    -----------------    -----------------    -----------------
Balance at end of period
   applicable to:
Commercial, Financial
   and Agricultural       $ 1,190     48%        $ 1,483     46%       $4,344      42%         $7,041     43%       $3,315      42%
Real Estate                   681     24           1,062     25         1,055      30             964     29         2,333      29
Installment                 1,402     28           1,591     29         4,206      28           1,542     28         3,681      29
Specific Reserves           2,129    ---           1,477    ---           ---     ---             ---    ---           ---     ---
Unallocated                 6,384    ---           5,290    ---           ---     ---             ---    ---           ---     ---
                          -------    ---         -------    ---        ------     ---          ------    ---        ------     ---
Total                     $11,786    100%        $10,903    100%       $9,605     100%         $9,547    100%       $9,329     100%
                          =======    ===         =======    ===        ======     ===          ======    ===        ======     ===

RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders' equity and to average total assets, and certain other ratios, is presented below:

                                                                     Years Ended December 31
                                                   -------------------------------------------------------
                                                    1997                      1996                    1995
                                                    ----                      ----                    ----
Return on Average Shareholders' Equity             13.98%                    15.11%                  15.88%
Return on Average Assets                            1.17                      1.37                    1.35
Dividend Payout Ratio                              39.58                     35.25                   27.78
Average Shareholders' Equity to Average Assets      8.33                      9.04                    8.49


FINANCIAL INSTRUMENTS WITH OFF-BALANCE -SHEET RISK

The information required by this section of Part I, Item I of Form 10-K appears on page 49 of Part II, Item 8, Note 21 of this report and is herein incorporated by reference.

SHORT-TERM BORROWINGS

Federal funds purchased and corporate cash management accounts generally represent overnight borrowing transactions. Repurchase agreements and FHLB borrowings generally represent monthly borrowing transactions.




The details of these categories for the years 1997, 1996 and 1995 are presented in the table below:


                                                             1997                        1996                           1995
                                                             ----                        ----                           ----
Short-Term Borrowings:
Federal Funds Purchased and
   Corporate Cash Management:
     Balance at end of year                                $ 63,359                    $ 42,503                       $47,618
     Average during the year                                 43,150                      28,625                        24,400
     Maximum month-end balance                               64,954                      54,185                        47,619
     Weighted average rate during the year                     4.60%                       4.12%                         4.27%
     Weighted average rate at December 31                      4.73%                       5.26%                         5.08%

Repurchase Agreements:
     Balance at end of year                                $213,871                    $145,356                       $37,127
     Average during the year                                206,832                      62,972                        26,978
     Maximum month-end balance                              254,288                     147,922                        63,956
     Weighted average rate during the year                     5.68%                       5.49%                         6.00%
     Weighted average rate at December 31                      6.04%                       5.78%                         5.85%

FHLB Borrowings:
     Balance at end of year                                $ 61,000                    $ 27,350                       $32,350
     Average during the year                                 37,776                      31,449                         7,660
     Maximum month-end balance                               97,350                      32,488                        32,350
    Weighted average rate during the year                      5.55%                       5.01%                         6.50%
     Weighted average rate at December 31                      5.63%                       5.59%                         5.76%


The weighted average rates paid in aggregate on these borrowed funds for 1997, 1996 and 1995 were 5.51%, 5.03%, and 5.26%, respectively.


LONG-TERM BORROWINGS

The details of these categories for the years 1997, 1996 and 1995 are presented in the table below:

                                                             1997                        1996                           1995
                                                             ----                        ----                           ----
Long-Term Borrowings:
FHLB Borrowings:
     Balance at end of year                                $101,936                    $ 70,786                       $   929
     Average during the year                                 68,130                      58,677                           735
     Maximum month-end balance                              101,936                      70,929                         1,000
     Weighted average rate during the year                     5.63%                       5.38%                         7.75%
     Weighted average rate at December 31                      5.65%                       5.07%                         7.75%

Long-Term Repurchase Agreements
     Balance at end of year                                $ 63,466                    $    ---                       $   ---
     Average during the year                                  2,772                         ---                           ---
     Maximum month-end balance                               63,466                         ---                           ---
     Weighted average rate during the year                     6.02%                        ---                           ---
     Weighted average rate at December 31                      5.62%                        ---                           ---

The weighted average rates paid in aggregate on these borrowed funds for 1997, 1996 and 1995 were 5.63%, 5.38% and 7.75%, respectively.

DEPOSITS

Average total deposits of the Banks for 1997 were approximately $970.5 million, an increase of 6.2% from $913.7 million for 1996. The Banks generally have a large, stable base of time deposits, principally certificates of deposits, money market investment accounts and individual retirement accounts obtained primarily from customers in Virginia. With the exception of Commerce Bank, the Banks have not utilized brokered deposits.





INTEREST RATE SENSITIVITY

The following table sets forth maturity/repricing information with respect to the major categories of Interest-Earning Assets and Interest-Bearing Liabilities as of December 31, 1997:


                                                                              Maturing/Repricing In
Interest-Earning Assets                   Under 3 Mos.         3-6 Mos.      6-12 Mos.          Over 1 Yr.           Total
-----------------------                   ------------         --------      ---------          ----------           -----
Time Balances Banks                      $     494          $     ---       $     ---         $      ---      $      494
Mortgage Loans Held for Sale                 3,048                ---             ---                ---             3,048
Securities Available for Sale               85,986             59,143          79,670            448,727           673,526
Securities Held to Maturity                 18,771              2,541           6,123             44,808            72,243
Loans                                      304,669             48,733         100,257            425,118           878,777
                                         ---------          ---------       ---------         ----------        ----------
Total Interest Earning Assets            $ 412,968          $ 110,417       $ 186,050         $  918,653        $1,628,088
                                         =========          =========       =========         ==========        ==========

Cumulative Total Interest-Earning Assets $ 412,968          $ 523,385       $ 709,435         $1,628,088        $1,628,088
                                         =========          =========       =========         ==========        ==========


Interest-Bearing Liabilities
----------------------------
NOW, Money Market and Savings            $ 135,805          $   2,264       $   4,528         $  174,730        $  317,327
Time Deposits $100,000 and Over             38,504             25,155          32,144             43,238           139,041
Other Time Deposits                         85,049             66,824          97,383            150,500           399,756
                                         ---------          ---------       ---------         ----------        ----------
Total Interest-Bearing Deposits            259,358             94,243         134,055            368,468           856,124

Repurchase Agreements Short-Term           213,871                ---             ---                ---           213,871
Other Short-Term Debt                      144,562                ---             ---                ---           144,562
Repurchase Agreement Long-Term                 ---                ---             ---             63,466            63,466
Other Long-Term Debt                        72,350                ---             ---             29,784           102,134
Capital Securities                             ---                ---             ---             50,000            50,000
                                         ---------          ---------       ---------         ----------        ----------

Total Borrowings                           430,783                ---             ---            143,250           574,033
                                         ---------          ---------       ---------         ----------        ----------

Total Interest-Bearing Liabilities       $ 690,141          $  94,243       $ 134,055         $  511,718        $1,430,157
                                         =========          =========       =========         ==========        ==========

Cumulative Total Interest-Bearing
 Liabilities                             $ 690,141          $ 784,384       $ 918,439         $1,430,157        $1,430,157
                                         =========          =========       =========          =========        ==========

Net Total Assets/Liabilities             $(277,173)         $  16,174       $  51,995         $  406,935        $  197,931
                                         =========          =========       =========         ==========        ==========

Cumulative Net Total Assets/Liabilities  $(277,173)         $(260,999)      $(209,004)        $  197,931        $  197,931
                                         =========          =========       =========         ==========        ==========

Management reviews the behavior of infrequently repriced deposit products with indefinite maturities and accordingly adjusts the overall interest rate sensitivity position for non rate sensitive core balances.

Item 2.  Properties

MainStreet maintains its corporate headquarters at Church and Ellsworth Streets in Martinsville, Virginia in a six-story office building complex of Piedmont Trust Bank. In addition, the Corporation and its subsidiaries own or lease other properties for their general banking business. As of December 31, 1997, the Corporation's subsidiaries conduct business through thirty-eight office locations, fifteen of which are leased from non-affiliated owners and the remainder are owned by the subsidiaries. There are also two additional operational facilities that are leased.

The Corporation's subsidiaries own several parcels of other real estate which represent foreclosed dwellings and several acres of land. The book value of this property at December 31, 1997 was approximately $1.4 million which approximates fair market value.

With respect to the leased properties, leases expire at various dates from 1998 through 2007, all of which are renewable at the option of the Corporation.

Item 3.  Legal Proceedings

The information required by Part I, Item 3 of Form 10-K appears on page 52 of
Part II, Item 8, Note 25 of this report and is herein incorporated by reference.

Item 4.  Submission of Matters to a Vote of Shareholders

None.




                      EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K the following list is included as an unnumbered item in Part I of this report in lieu of being included in Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1998.

The following is a list of names and ages of all executive officers of the registrant; terms of office as officers; positions and offices with the Corporation held by each officer and each person's principal occupations or employment during the past five years.


                                                                                                                  First Elected
Name (Age)                                         Offices and Positions Held                                     As An Officer
----------                                         --------------------------                                     -------------
Michael R. Brenan  (45)                      Chairman of the Board, President,                                        06/94
                                                   Chief Executive Officer and
                                                   Director of MainStreet

James E. Adams  (53)                         Executive Vice President, Chief Financial                                10/94
                                                   Officer, Treasurer, Director of The
                                                   First Bank of Stuart and Director
                                                   of MainStreet Trust Company, N.A.

Rebecca J. Jenkins  (47)                     Executive Vice President, Corporate                                      09/94
                                                   Secretary and Director of MainStreet
                                                   Trust Company, N.A.

S. Richard Bagby (57)                        Senior Vice President and Chief                                          03/94
                                                   Credit Officer

William D. Kerr (49)                         Senior Vice President and Chief                                          07/77
                                                   Information Officer

Kenneth E. Lust (47)                         Senior Vice President and                                                09/94
                                                     Chief Operations Officer

Beverly L. Mitchell (50)                     Senior Vice President and Chief Market Manager                           08/95


Mr. Brenan joined MainStreet BankGroup Incorporated as President and Chief Executive Officer in June of 1994. From January 1992 until that time, he served as President and Chief Operating Officer of Bank One, Youngstown, N.A., Youngstown, Ohio. From July 1988 through December 1991, Mr. Brenan served as President and Chief Executive Officer of Bank One, Portsmouth, N.A., Portsmouth, Ohio.

Mr. Adams joined MainStreet BankGroup Incorporated in October of 1994 as Senior Vice President, Chief Financial Officer and Treasurer. Mr. Adams was promoted to Executive Vice President in June of 1996. Before coming to MainStreet, he was Executive Vice President and Chief Financial Officer for Dominion Bankshares Corporation, Roanoke, Virginia, from September 1991 to March 1993. Prior to this position, he was the Chief Financial Officer for Shawmut National Corporation, Hartford, Connecticut, from August 1987 through September 1991.

Ms. Jenkins joined MainStreet BankGroup Incorporated in September of 1994 as Senior Vice President and Corporate Secretary. Ms. Jenkins was promoted to Executive Vice President in June of 1996. Until Ms. Jenkins came to MainStreet, she served in various capacities at Bank One, Youngstown, N.A., Youngstown, Ohio, beginning as General Counsel in July 1989. In January 1994, she was appointed to Regional Counsel Banc One Ohio Corporation. Disclosure of family relationships between executive officers is required by Regulation S-K, Item 401
(d).  Ms. Jenkins is the wife of Mr. Lust.

Mr. Bagby joined Piedmont Trust Bank in June of 1980 as Vice President - Commercial Loans and was elected Senior Vice President of Credit Administration for MainStreet BankGroup Incorporated in March of 1994.

Executive officer William D. Kerr has served the Corporation or its subsidiary in various executive capacities for the past eight years.

Mr. Lust joined MainStreet BankGroup Incorporated in September 1994 as Vice President in Credit Administration. In July 1996, he was named Senior Vice President and Chief Operations Officer. Prior to joining MainStreet, he was Vice President at Bank One, Youngstown, N.A., Youngstown, Ohio, for five years. Disclosure of family relationships between executive officers is required by Regulation S-K, Item 401 (d). Mr. Lust is the husband of Ms. Jenkins.

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

During calendar year 1997, 2,457,841 shares of MSBC stock were traded through NASDAQ. As of December 31, 1997, MSBC was owned by 3,649 shareholders of record not including nominee holders which would increase the total. At year end, 11,996,165 shares were outstanding. All common stock in subsidiary affiliate Banks is owned entirely by MainStreet BankGroup.

The following table sets forth the cash dividends paid per share and information regarding the market prices per share of common stock for MSBC for the periods indicated. The price ranges are based on actual high and low bid transactions as reported on the NASDAQ National Market System.

                           1997             High              Low               Close              Dividend*
                           ----             ----              ---               -----              --------
                           4th              30-1/4            26-3/8            27-7/8               .15
                           3rd              29-1/2            24-3/4            29                   .16
                           2nd              28                18-3/4            27-1/2               .13
                           1st              23-1/4            18                20-1/8               .13


                           1996             High              Low               Close              Dividend*
                           ----             ----              ---               -----              --------
                           4th              19-1/2            16-3/4            19                   .16
                           3rd              19-1/2            16-1/4            18-1/2               .12
                           2nd              17                15-1/2            16-1/4               .11
                           1st              17                12-3/4            16                   .10



On February 20, 1996, MainStreet BankGroup declared a two-for-one stock split, in the form of a 100% stock dividend, payable March 15, 1996 to stockholders of record March 4, 1996. Shareholders received one additional share of common stock for each share held on the record date.

* Dividends per share have been restated for the acquisition of Commerce Bank. During the third quarter of 1997 and the fourth quarter of 1996, Commerce Bank paid an annual dividend.





Item 6.  Selected Financial Data

(In Thousands, Except Per Share Data and Ratios)

                                                                                Years Ended December 31
                                                       ----------------------------------------------------------------------
                                                       1997             1996              1995           1994            1993
                                                       ----             ----              ----           ----            ----
SUMMARY OF OPERATIONS
Interest Income                                   $  115,425         $ 98,201        $   85,414        $ 73,356       $ 70,057
Interest Expense                                      58,779           44,775            38,404          30,310         29,837
                                                  ----------         --------        ----------        --------       --------

Net Interest Income                                   56,646           53,426            47,010          43,046         40,220
Provision for Loan Losses                              4,011            3,451             1,725           3,476          2,115
                                                  ----------         --------        ----------        --------       --------
Net Interest Income After Provision
     For Loan Losses                                  52,635           49,975            45,285          39,570         38,105
Noninterest Income                                    13,726           11,617             9,069           2,187          7,273
Noninterest Expense                                   40,952           37,254            34,290          33,568         32,549
                                                  ----------         --------        ----------        --------       --------

Income Before Income Taxes                            25,409           24,338            20,064           8,189         12,829
Income Tax Expense                                     8,152            7,685             5,934           1,157          3,167
                                                  ----------         --------        ----------        --------       --------
NET INCOME                                        $   17,257         $ 16,653        $   14,130        $  7,032       $  9,662
                                                  ==========         ========        ==========        ========       ========

PER SHARE DATA
Net Income:
     Basic                                        $     1.44      $      1.39        $     1.26        $    .65      $     .90
     Diluted                                            1.44             1.38              1.17             .62            .85
Cash Dividends                                           .57              .49               .35             .30            .27
Net Book Value                                         10.72             9.57              8.69            7.02           7.42

DAILY AVERAGES
Total Assets                                      $1,481,268       $1,218,753        $1,048,166        $972,971       $915,820
Interest-Earning Assets                            1,401,212        1,159,237           989,455         913,007        866,101
Securities Available for Sale                        456,566          259,779           176,995         214,092        223,493
Securities Held to Maturity                           81,204          107,569           131,308          80,490         52,542
Loans, Net of Unearned Income                        853,418          773,252           666,222         595,645        556,192
Allowance for Loan Losses                             11,505           10,327             9,668           9,477          9,802
Deposits                                             970,495          913,658           880,099         853,030        802,283
Interest-Bearing Liabilities                       1,206,247          973,160           834,352         778,243        738,535
Shareholders' Equity                                 123,409          110,205            88,960          79,988         77,360

AT YEAR END
Total Assets                                      $1,716,410       $1,358,127         $1,129,600       $990,169       $954,529
Interest-Earning Assets                            1,628,088        1,274,397          1,070,223        924,147        897,622
Securities Available for Sale                        673,526          339,136            216,504        127,166        203,967
Securities Held to Maturity                           72,243           97,922            117,052        158,130         85,771
Loans, Net of Unearned Income                        878,777          829,979            714,453        632,971        556,855
Allowance for Loan Losses                             11,786           10,903              9,605          9,547          9,329
Deposits                                             998,862          940,691            898,777        867,735        831,413
Interest-Bearing Liabilities                       1,430,157        1,099,369            890,737        787,145        764,691
Shareholders' Equity                                 128,652          114,069            103,632         76,595         80,221


RATIOS
Return on Average Assets                                1.17%            1.37%              1.35%           .72%          1.06%
Return on Average Shareholders' Equity                 13.98            15.11              15.88           8.79          12.49
Average Shareholders' Equity to Average Assets          8.33             9.04               8.49           8.22           8.45
Efficiency Ratio                                       57.59            56.65              59.26          61.60          61.60
Net Interest Margin                                     4.13             4.72               4.89           4.88           4.81

CREDIT QUALITY RATIOS
Allowance for Loan Losses to Nonperforming Loans      189.24%          171.65%            162.99%        201.29%        174.50%
Allowance for Loan Losses to Nonperforming Assets     150.29           146.82             123.39         130.96          89.56
Allowance for Loan Losses to Year-End Loans, Net
    of Unearned Income                                  1.34             1.31               1.34           1.51           1.68
Net Charge-Offs to Average Loans, Net of Unearned
    Income                                               .37              .28                .25            .55            .40




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

1997 VS 1996

Overview

MainStreet BankGroup Incorporated reported earnings of $17.3 million in 1997 compared to $16.7 million in 1996, an increase of 3.6%. These earnings translated into $1.44 per share on a diluted basis for 1997 compared to $1.38 per share on a diluted basis for 1996. This produced a return on average assets, ("ROA"), and a return on average equity, ("ROE"), of 1.17% and 13.98%, respectively, for 1997 compared to a ROA and a ROE of 1.37% and 15.11%, respectively, for 1996. The cash dividend paid in 1997 was $.57 compared to $.49 in 1996, an increase of 16.3%. Total market capitalization increased $108.0 million, or 47.7%, to $334.4 million at December 31, 1997 from year end 1996. Total average interest earning assets increased $242.0 million, or 20.9% over 1996 levels with upward increases in loans and investments principally funded by an increase in average interest bearing liabilities of $233.1 million which were mostly borrowed funds and other time deposits. In order to enhance the Corporation's earnings and to utilize to the fullest extent possible the Corporation's strong capital position, the Corporation has expanded its wholesale leveraging strategy. The intent of employing this strategy is to increase ROE. Experience has proven that there is a strong correlation between, ROE, earnings per share and, ultimately stock price. The leverage positions as of December 31, 1997 and 1996 were $375.7 million and $116.0 million, respectively. The approximate overall increase in ROE resulting from this strategy was 1.41% and .31% for 1997 and 1996, respectively. The provision for loan losses increased $.6 million, or 16.2% to $4.0 million for the year ended December 31, 1997. This increase was primarily driven by increased loan volume. Average loans were $853.4 million at December 31, 1997 compared to $773.3 million at December 31, 1996, an increase of $80.1 million, or 10.4%. Noninterest income, excluding securities gains, was $12.8 million for the year ended December 31, 1997 compared to $11.0 million for the year ended December 31, 1996, an increase of 16.3%. Securities gains totaled $926 thousand in 1997 compared to $610 thousand in 1996. Noninterest expense rose $3.7 million, or 9.9%, over 1996 levels.

The year of 1997 was also a year of expansion for MainStreet BankGroup Incorporated. The acquisition of Commerce Bank in College Park, Maryland was completed in December, 1997. This transaction was accounted for using the pooling of interest method of accounting and was valued at approximately $14.3 million.


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

The general level of interest rates rose in the first quarter of 1997 as the Federal Reserve modestly tightened monetary policy as a preemptive move against increasing inflation. The prime rate increased in tandem with the rise in short-term interest rates, maintaining a favorable 300 basis point spread between prime and the Fed funds rate. This change in market rates, coupled with the flattening of the Treasury yield curve in the second half of the year and management's continued expansion of its leverage strategy to better employ capital and enhance shareholder returns, resulted in a 59 basis point decline in the Corporation's taxable equivalent net interest margin to 4.13% for 1997 compared to the 4.72% achieved in 1996. Average earning assets increased $242.0 million, or 20.9%, with higher yielding loans accounting for $80.2 million of the total growth and leverage strategy investments accounting for $166.2 million of the growth. The overall cost of interest-bearing liabilities increased by 27 basis points, due largely to the increased level of earning assets funded by higher cost borrowed funds and a continued mix shift of core deposits from lower cost interest-bearing transaction and savings accounts into higher cost time deposits. Additionally, the percentage of earning assets funded with interest-free funds, primarily demand deposit balances, declined from 16.1% in 1996 to 13.9% for 1997. The favorable growth in earning assets, partially offset by the compression in the net interest margin, resulted in an increase in net interest income of $3.2 million, or approximately 5.8% above 1996. Excluding the effect of the leveraging strategy from both years, net interest income rose $1.1 million, or 2.0% above 1996.


Provision for Loan Losses

A provision for loan losses is charged to earnings for the purpose of establishing an allowance for loan losses. Losses are, in turn, charged to this allowance rather than being reported as a direct expense. In 1997, $4.0 million was expensed as a loan loss provision, compared with $3.5 million in 1996, an increase of $.6 million, or 16.2%. Net loan charge-offs were $3.1 million compared with $2.2 million in 1996. The ratio of net charge-offs to average loans, net of unearned income, for 1997 was .37% compared to 1996's level of
 .28%. The amount of the allowance for loan losses is established based on a continual review of the overall quality of the loan portfolio. In this analysis, consideration is given to nonaccrual, past due and other problem loans, historical loan loss experience and the growth and mix of the loan portfolio. Current and projected economic conditions are also variables that must be considered in establishing the allowance. At year-end 1997, the ratio of the allowance to loans, net of unearned income, was 1.34% compared with the 1.31% at December 31, 1996. The allowance for loan losses at December 31, 1997 represented 189.24% of nonperforming loans, compared with 171.65% at December 31, 1996. The allowance for loan losses is evaluated on a quarterly basis and was considered adequate at December 31, 1997. A discussion concerning credit quality is included in the "Loans and Credit Quality" section of this discussion.

Noninterest Income

Noninterest income, excluding securities gains, was $12.8 million for the year ended December 31, 1997 compared to $11.0 million for the year ended December 31, 1996, an increase of $1.8 million, or 16.3%. The majority of the increase was in service charges, fees, and other income which increased $1.4 million. Of this $1.4 million, an entire year of income on Bank Owned Life Insurance was recorded at $.9 million compared to $.2 million in 1996. Bank Owned Life Insurance was purchased in the latter part of 1996 to effectively reduce the long term costs of employee benefits. Service charges on deposit accounts increased $.2 million, or 5.5%, to $3.7 million for the year ended December 31, 1997 due to higher volume related activity charges and the implementation of new transaction charges. The remainder of the increase in noninterest income was due to increased income in credit cards, ATM income, and insurance income. These were offset to some degree by gains on other real estate of approximately $400 thousand in 1996. Trust income increased $.4 million, or 14.5%, and was $3.4 million for the year ended December 31, 1997.

Investment Securities Gains

Securities gains totaled $.9 million in 1997 compared to $.6 million in 1996, an increase of $.3 million, or 51.8%. During 1997 the prepayment speeds on certain adjustable rate mortgage securities accelerated as a result of falling long-term interest rates. MainStreet BankGroup elected to sell the impacted securities which were principally used to support its wholesale leverage program.

Noninterest Expense

Total noninterest expense was $41.0 million for 1997 compared to $37.3 million in 1996, an increase of $3.7 million, or 9.9%. Excluding approximately $1.1 million of acquisition costs and a $635 thousand write-off associated with a check-kiting scheme in 1997 and approximately $943 thousand of acquisition costs incurred in 1996, noninterest expenses would have increased 8.0% over year ago levels.

Salary and employee benefit costs were $22.3 million in 1997, an increase of $2.1 million, or 10.6% over the 1996 expense. Normal salary increases, which averaged 4.0%, the implementation of incentive plans, the incorporation of salary programs relating to acquisitions in 1997 and the increase in the FICA base from 1996 to 1997 accounted for the bulk of the increase. Net occupancy expense was $2.1 million for 1997 compared to $1.9 million in 1996, an increase of $.2 million, or 6.9%. Two new branches opened in the latter part of 1996, therefore, 1997 expense had the full impact of the new branches. Equipment costs were $3.7 million for the year ended December 31, 1997, a decline of $.2 million, or 3.8% due to the completion of major platform initiatives in 1996. It is anticipated that the upcoming year will have increased equipment costs associated with our pending acquisitions which were announced in 1997. Supplies expense was $.9 million for 1997, a decline of $.1 million from the 1996 level. 1996 expense included expenses associated with two acquisitions. Other noninterest expense was $11.4 million for 1997 compared to $9.7 million for 1996, an increase of $1.7 million, or 18.0%. As mentioned previously, excluding approximately $1.1 million of acquisition costs and a $635 thousand write-off associated with a check-kiting scheme in 1997 and approximately $943 thousand of acquisition costs incurred in 1996, other noninterest expense would have increased $1.0 million, or 10.9%.




Provision for Income Taxes

Income tax expense was $8.2 million in 1997 compared to $7.7 million in 1996. This increase was primarily due to an increase in net income before tax. Although tax exempt interest in total declined from prior year, it remains the major component in reducing the effective tax rate. The Corporation's effective tax rate was 32.1% in 1997 and 31.6% in 1996.


BALANCE SHEET

Investment Portfolio

Investments, including securities available for sale and securities held to maturity, totaled $745.8 million on December 31, 1997, compared to $437.1 million on December 31, 1996. The growth in the securities portfolio during the year was funded by a combination of term borrowings and the issuance of $50 million in junior subordinated debentures. These debentures were sold to the subsidiary MainStreet Capital Trust I, a Delaware statutory business trust subsidiary. This subsidiary was created to issue $50 million in corporation-obligated mandatorily redeemable capital securities to certain qualified institutional investors. See Footnote No. 13 of Notes to Consolidated Financial Statements for further discussion on this transaction. Included in the growth of the portfolio was an increase of $259.7 million in the corporation's wholesale leverage position. The wholesale leverage strategy involves the acquisition of investment securities using funds obtained from borrowings from the Federal Home Loan Bank and other market sources. The assets generally involve a blend of fixed and adjustable rate mortgage-backed securities and are classified as AFS. As of December 31, 1997 the aggregate leverage asset position was $375.7 million with a weighted average yield of 7.05%, compared to $116.0 million with a weighted average yield of 6.70% on December 31, 1996. As of December 31, 1997, the leverage assets had a weighted average life of 4.9 years and a duration of 3.1 years. During 1997, the average balance of assets outstanding was $211.9 million and contributed $2.6 million to the company's net interest income. This compares with an average position of $45.7 million, contributing $0.5 million in 1996.

As of December 31, 1997, 90.3% of the Corporation's investment portfolio was classified in the "available for sale" category, with the remaining 9.7% of securities classified as "held to maturity." This distribution allows flexibility in the management of interest rate risk, credit, liquidity and capital adequacy. The maturity distribution of all securities and average taxable equivalent yields as of December 31, 1997 is shown on page 6 of this report. During the year, MainStreet sold a significant portion of its adjustable rate mortgage backed securities, anticipating that higher prepayments would negatively affect the yield on this sector of the investment portfolio. The largest growth segment of the investment portfolio during 1997 was in fixed-rate mortgage backed securities and shorter duration fixed rate collateralized mortgage obligations. The index duration of the investment portfolio was 3.1 years with a weighted average life of 4.9 years, as of December 31, 1997, which was the same as the segmented leverage position.

The available for sale portfolio is periodically stress tested to monitor the sensitivity to interest rate movements. The testing is performed by an outside third party who uses a combination of information from Bloomberg and GAT (Global Advanced Technology), in order to apply consensus prepayment assumptions to the mortgage backed instruments. Based on this information, as of December 31, 1997, the available for sale portfolio could be expected to rise 2.80% in market value given a 200 basis point decline in interest rates and decline 7.97% in market value given a 200 basis point rise in interest rates.

Loans and Credit Quality

Average loans, net of unearned income, increased $80.2 million in 1997 to $853.4 million, an increase of 10.4%. Continued low interest rates during 1997 prompted increases in consumer and mortgage loan volume. The majority of long-term fixed rate mortgages are sold in the secondary market. Those retained in the portfolio are generally either variable rate instruments or carry three to five year balloon maturities.

Centralized credit risk management provides more uniform levels of standardization and underwriting among MainStreet affiliates. The Corporation manages credit risk through a number of methods including loan grading, industry type, and underwriting collateral. A formal loan review function provides an independent assessment of credit ratings, credit quality, and credit process. Management believes that early detection of credit problems through regular reviews of borrowers' financial performance and collateral values is an important factor in overall credit quality.

Although there were no large concentrations of credit to any particular industry, the economic trends of the areas served by MainStreet affiliates are influenced by the significant industries within the southwest region including textiles, furniture, pre-built housing and agriculture. Virtually all of our business activity is with customers located in the southwestern, central and western part of southern Virginia and southeastern Maryland. The ultimate collectibility of the Banks' loan portfolios and the recovery of the carrying amounts of repossessed property are susceptible to changes in the market conditions of these geographic regions. The Commercial portfolio is diversified with no significant concentrations of credit at December 31, 1997. Acquisition and development construction loans account for $41.2 million and $40.2 million of the commercial portfolio at December 31, 1997 and 1996, respectively. In addition, other commercial loans secured by real estate totaled $163.6 million and $133.5 million at December 31, 1997 and 1996, respectively. The remainder of the loans secured by real estate consists almost entirely of 1-4 family residential property. MainStreet was the creditor for approximately $122.1 million and $128.3 million at December 31, 1997 and 1996, respectively, of consumer loans for automobiles and mobile homes generated directly by or purchased from established dealers (indirect). These loans are generally collateralized by the related property and many are either endorsed or subject to mandatory dealer repurchase agreements. During 1997, the Corporation's ratio of net charge-offs to average loans was .37% compared with .28% in 1996. At December 31, 1997, the allowance for loan losses to nonperforming loans was approximately 189.24% compared with 171.65% last year. On December 31, 1997, the allowance for loan losses to loans ratio was 1.34% compared with 1.31% in 1996. The Corporation believes that the allowance for loan losses of $11.8 million provides adequate coverage of potential loss exposure in the credit portfolio at December 31, 1997.

Other Assets

Other assets at December 31, 1997 were $39.4 million, an increase of $4.9 million, or 14.1%. The majority of the increase, $2.3 million, is in interest earned not collected which is primarily due to increased volume in mortgage backed securities and CMO/REMIC investments. These investments usually pay on delay from 15 days to 45 days. The Bank Owned Life Insurance has also increased $.9 million due to the accrued income for 1997. The remainder of the increase was spread throughout various accounts such as prepaid expenses and cash values.

Deposits

Total deposits at December 31, 1997 were $998.9 million compared to $940.7 million at December 31, 1996, an increase of $58.2 million, or 6.2%. The Corporation continued to see the shift in the deposit mix into the higher interest bearing time deposit accounts. Certificates of deposit $100,000 and over were $139.0 million at December 31, 1997 in comparison to $100.8 million at December 31,1996. Other time deposits increased to $399.8 million at December 31, 1997, a rise of $19.7 million from year end 1996.

Average deposits for 1997 were $970.5 million compared to $913.7 million for 1996, an increase of $56.8 million, or 6.2%. All categories increased with the largest categories being certificates of deposit $100,000 and over increasing $26.9 million and other time deposits increasing $21.6 million. Average demand accounts also increased $12.6 million while average savings accounts increased $10.2 million.

Short-Term and Long-Term Borrowings

Short-term borrowings, including short-term repurchase agreements, were $358.4 million at December 31, 1997 compared to $223.1 million, at December 31, 1996, an increase of $135.3 million, or 60.7%. This increase was primarily due to the continued expansion of the wholesale leveraging strategy. The components of short-term borrowings at December 31, 1997 were $213.9 million in repurchase agreements; $61.0 million in FHLB borrowings; $38.0 million in federal funds purchased; $25.3 million in corporate cash management accounts; and $20.2 in treasury tax and loan notes. These same components at December 31, 1996 were $145.4 million in repurchase agreements; $27.3 million in FHLB borrowings; $23.2 million in federal funds purchased; $19.3 million in corporate cash management accounts; $5.6 million in treasury tax and loan notes; and $2.3 million in other borrowings.

Long-term borrowings, including long-term repurchase agreements, were $165.6 million at year end 1997 compared to $71.0 million at year end 1996. This increase was also primarily due to the continued expansion of the wholesale leveraging strategy. The components of long-term debt at December 31, 1997 were $101.9 million in FHLB borrowings; $63.5 million in repurchase agreements; and $.2 million in capital lease. At year end 1996, the components of long term borrowings were $70.8 million in FHLB borrowings and $.2 million in a capital lease.



Corporation-Obligated Mandatorily Redeemable Capital Securities

In November 1997, MainStreet BankGroup Incorporated created a Delaware statutory business trust subsidiary ("MainStreet Capital Trust I") which issued corporation-obligated mandatorily redeemable capital securities (`trust securities") in the amount of $50 million to qualified institutional investors, and $1.5 million in trust common securities to the Corporation. The trust securities have a maturity of thirty years, pay dividends at the rate of 8.90%, and may be treated as Tier I capital for regulatory purposes. MainStreet Capital Trust I, then in turn, used the proceeds from the sale of the trust securities to acquire Junior Subordinated Debentures of the Corporation which have the same rate, payment of dividends and maturity. Holders of the trust securities are entitled to receive preferential cash dividends accumulating from the date of original issuance, November 19, 1997, and payable semi-annually in arrears on the first day of June and December of each year. The proceeds from the Junior Subordinated Debentures of the Corporation will be used for general corporate purposes, including, without limitation, increasing the Corporation's investment in the Banks for the possible acquisition of additional branch facilities, the financing of one or more future acquisitions by the Corporation and the funding of repurchases of the Corporation's common stock, which may be made from time to time. Initially, the net proceeds were invested in available for sale securities.

Shareholders' Equity

Total shareholders' equity at December 31, 1997 was $128.7 million, an increase of $14.6 million, or 12.8%. Cash dividends paid in 1997 were $.57 per share compared to $.49 per share in 1996. The subsidiary Banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators, that if undertaken could have a direct material effect on MainStreet's consolidated financial statements. MainStreet and the Banks are well capitalized and well above regulatory prescribed minimums. To be categorized as such, MainStreet and the Banks must maintain minimum Tier 1 capital to adjusted average annual assets ratios of 4.0%; Tier 1 Capital to risk weighted assets of 4.0%; and total capital ratios of 8.0%. These ratios on a consolidated basis were 10.61%, 16.74%, and 17.99%, respectively.


Asset Liability Management

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

Interest rate sensitivity is traditionally measured in three ways: the difference, or gap, between interest sensitive earning assets and interest sensitive interest bearing liabilities, the resultant change in net interest income due to market interest rate fluctuations, and the effect of interest rate movements on the market, or economic value of assets, liabilities and equity. Management believes that the three measurement techniques are complimentary and are used together for management of interest rate risk with the Corporation. The Corporation utilizes an asset/liability management simulation model to measure potential earnings and economic value of equity risk. The simulation model, because of its dynamic nature, can capture the effects of present and future balance sheet trends, differing patterns of interest rate movement and changing relationships between rates (basis risk). Additionally, the model captures the impact of varying levels of prepayment risk on certain loan and investment categories and embedded options risk on deposits and alternative funding sources relative to movements in market rates. While most assets and liabilities reprice either at maturity or in accordance with their contractual terms, several balance sheet components demonstrate characteristics that require adjustments to more accurately reflect their repricing behavior. Assumptions based on historical pricing relationships and anticipated market conditions are made to certain core deposits to reflect the elasticity of the changes in their interest rates relative to changes in market rates. The Corporation separately utilizes outside sources to measure the effects of rising and declining rates on its mortgage-backed securities portfolios. This data is incorporated into the simulation model. According to these sources, the market value of these securities would decrease by approximately 7.97% with an average life extension of 2.5 years given a 200 basis point rise in market rates, and increase by approximately 2.80% with an average life decrease of 2.7 years under a 200 basis point decrease in market rates.

Year-end 1997 simulations which forecast changes in net interest income that may result from movements in interest rates over the forward twelve month time horizon indicate that net interest income, including the impact of the Corporation's leverage strategy, would decrease by approximately 8.63% given a rise of 300 basis points in market rates over the forward period and an increase of approximately 5.13% give a decline of 300 basis points. Likewise, the economic value of equity would decline by approximately 26.9% and 3.8% under immediate and sustained 200 basis point market rate increases and decreases, respectively.

The measurement of liquidity is performed by monitoring ratios that indicate the level of liquid assets relative to liabilities, the dependence on potentially volatile funding sources, and the relationship of loans to deposits. While relying on core deposit relationships as the basis of liquidity, increased loan demand and the expansion of discretionary investments over the year has resulted in the Corporation seeking alternative sources of liquidity and utilizing existing sources to a higher level within established liquidity guidelines. To meet future liquidity needs, the Corporation and its subsidiary banks have expanded funding sources, primarily with the Federal Home Loan Bank, regional and super-regional banks and top tier investment banking firms.

Effects of Inflation

Over the past few years, the rate of inflation has been relatively moderate. However, because interest rates and the level of loans and deposits generally increase as the rate of inflation increases, the financial statement reflect these effects of inflation.

Recent Accounting Developments

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information." MainStreet adopted these statements effective January 1, 1998 which had no material effect on financial statements.

Year 2000

The Year 2000 technology problem represents risks to all corporations due to the potential failure of date related systems. To address this potential threat, MainStreet BankGroup is devoting significant time and resources to manage our Year 2000 project. The Year 2000 Task Force has been established, an ad hoc committee comprised of representatives from the following corporate activities:
Corporate Risk Management; Information Services; Legal; Credit Administration/Loan Review; Internal Audit; Facilities Management/Security/Purchasing; Electronic Banking/Operations/Card Services; Financial Systems and Accounting. This committee provides management with guidance and oversight in addressing the Corporation's Year 2000 initiatives. Activities and recommendations of this committee are provided to the CEOs of all affiliate organizations and the Board of Directors of the holding Corporation and all affiliate organizations and other related parties. MainStreet's Year 2000 plan includes the evaluation of our systems and facilities as well as an intensive review of the risks posed by vendors, capitalized business partners and major loan customers.

MainStreet's core applications deemed mission critical are provided by an outside vendor, Information Technology Incorporated. This vendor has indicated that the ITI software is Year 2000 compliant and MainStreet BankGroup intends to test this software in conjunction with existing hardware during 1998 to verify compliance. We have identified certain non-mission critical applications that are not Year 2000 compliant. These non-mission critical systems are currently scheduled for replacement during 1998 and 1999. The availability and continued use of these automated processes is dependent on the Corporation's ability to meet these schedules. Costs associated with the purchase and installation of these systems are considered to be normal technology improvements that are consistent with the planned growth of the Corporation and a part of the normal budgetary process.

In addition, we have implemented several highly successful education programs that focus on providing current, accurate information on the problem to employees, local industry, small businesses and community leaders in an effort to encourage others to also become proactive. MainStreet BankGroup believes these initiatives will ensure we successfully meet the Year 2000 challenges faced by our Corporation and our communities.

Recent Developments

At December 31, 1997, MainStreet had two acquisitions pending which are anticipated to be completed within the first quarter of 1998. The first acquisition is Tysons Financial Corporation ("Tysons"), which will be accounted for as a purchase. The second acquisition is Regency Financial Shares ("Regency"), which will be accounted for as a pooling of interests.

Under the terms of the Plan of Merger with Tysons, MainStreet agreed to pay shareholders of Tysons the equivalent of $14.50 per share for each share of Tysons common stock outstanding. In addition, as a condition of the merger, Tysons' outstanding Directors' Warrants shall be exercised prior to the closing for the difference between the exercise price per warrant and $14.50 in the form of Tysons' common stock. MainStreet also agreed to redeem Tysons' outstanding Directors' Options for the difference between the exercise price per option and $14.50 in the form of MainStreet common stock. MainStreet will assume the employee options outstanding. The transaction is valued at approximately $17.2 million, which will be paid in MainStreet common stock. Total assets, liabilities and shareholders' equity for Tysons at December 31, 1997 were $101.9 million, $93.4 million and $8.5 million, respectively.

Under the terms of the agreement with Regency, MainStreet has agreed to pay the equivalent of $13.00 per share for each outstanding share of Regency common stock in the form of MainStreet common stock, subject to adjustments under certain conditions. The maximum and minimum exchange ratios are .500 and .406, respectively, for Regency's outstanding shares of common stock. MainStreet has also agreed to exchange the balance of Regency's outstanding Directors' Options which have not been exercised as of the consummation of the merger for the difference between the exercise price per option and $13.00 in the form of MainStreet common stock, resulting in a maximum exchange ratio of .250 shares and a minimum exchange ratio of .188 shares per option exchanged. MainStreet has also agreed to assume the outstanding employee stock options of Regency. This transaction is valued at approximately $18.2 million. At December 31, 1997, total assets, liabilities and shareholders' equity for Regency were $77.8 million, $70.8 million and $7.1 million, respectively.

On March 11, 1998, MainStreet announced an agreement to acquire Ballston Bancorp, Inc. ("Ballston"), subject to regulatory approval and approval by the shareholders of Ballston and certain other specified conditions. Under terms of the agreement, MainStreet has agreed to pay the equivalent of $12.04 per share for each outstanding share of Ballston common stock in the form of MainStreet Common Stock, subject to adjustment under certain conditions. MainStreet has agreed to exchange a maximum of .4920 and a minimum of .4025 shares of its Common Stock for each share purchased of Ballston 1,619,474 shares of Common Stock. If the maximum exchange ratios are used, 796,781 shares of MainStreet Common Stock will be issued in the transaction. This transaction is valued at approximately $19.5 million.


1996 vs. 1995

Overview

MainStreet BankGroup Incorporated reported record earnings of $16.7 million in 1996 compared to $14.1 million in 1995, an increase of 17.9%. This translates to $1.38 per share on a fully diluted basis for 1996 compared to $1.17 per share for 1995. These earnings produced a return on average assets of 1.37% and a return on average shareholders' equity of 15.11% in 1996 compared to a return on average assets of 1.35% and a return on average shareholders equity of 15.88% in 1995. In 1996, a two-for-one stock split, in the form of a 100% stock dividend, was paid. Also, effective in the fourth quarter, the quarterly dividend was raised to $0.16 per share. Cash dividends increased from $0.35 in 1995 to $0.49 in 1996. Market capitalization increased to approximately $226 million at December 31, 1996 compared with $155 million at December 31, 1995. Average interest-earning assets increased $169.8 million with upward increases in both loans and investments and funded principally by borrowed funds and higher costing deposit liabilities. The provision for loan losses increased $1.7 million in 1996 over 1995 primarily driven by increased loan volume and higher net charge-off levels. Noninterest income, excluding securities gains, increased $2.0 million in 1996 over 1995. Securities gains totaled $610 thousand in 1996 compared with $43 thousand in 1995. Noninterest expense rose $3.0 million over 1995 expenses.

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


STATEMENT OF INCOME

Net Interest Income

The general level of interest rates declined in the first quarter of 1996 as the Federal Reserve eased monetary policy. The prime rate decreased in tandem with the drop in short-term interest rates, maintaining a favorable 300 basis points spread between prime and the Federal funds rate. This change in market rates, along with management's expansion of investment alternatives to better employ capital and enhance shareholder returns, resulted in a 17 basis points decline in the Corporation's net interest margin to 4.72% for 1996 compared to the 4.89% achieved in 1995. Average earning assets increased $169.8 million, or 17.2%, with higher yielding loans accounting for $107.0 million of the total growth. The overall cost of interest-bearing liabilities increased by 2 basis points, due largely to the increased mix of earning assets funded by higher cost borrowed funds. The favorable growth in earning assets, partially offset by the compression in the net interest margin, resulted in an increase in net interest income of $6.4 million, or approximately 13.6% above 1995.


Provision for Loan Losses

A provision for loan losses is charged to earnings for the purpose of establishing an allowance for loan losses. Losses are, in turn, charged to this allowance rather than being reported as a direct expense. In 1996, $3.5 million was expensed as a loan loss provision, compared with $1.7 million in 1995, an increase of $1.8 million, or 100.1%. Net loan charge-offs were $2.2 million compared with $1.7 million in 1995. The ratio of net charge-offs to average loans, net of unearned income, for 1996 was .28% compared to 1995's level of
 .25%. The amount of the allowance for loan losses is established based on a continual review of the overall quality of the loan portfolio. In this analysis, consideration is given to nonaccrual, past due and other problem loans, historical loan loss experience and the growth and mix of the loan portfolio. Current and projected economic conditions are also variables that must be considered in establishing the allowance. At year-end 1996, the ratio of the allowance to loans, net of unearned income, was 1.31% compared with the 1.34% at December 31, 1995. The allowance for loan losses at December 31, 1996 represented 171.65% of nonperforming loans, compared with 162.99% at December 31, 1995. The allowance for loan losses is evaluated on a quarterly basis and was considered adequate at December 31, 1996. A discussion concerning credit quality is included in the "Loans and Credit Quality" section of this discussion.

Noninterest Income

Noninterest income, excluding gains on securities transactions, totaled $11.0 million for 1996 compared to $9.0 million in 1995, an increase of $2.0 million, or 21.9%. Higher volume related activity charges associated with transaction accounts and the full year impact of revised service charge fee schedules introduced during the latter half of 1995 contributed to this increase. Other non-interest income increases in 1996 over 1995 were due to gains on other real estate, credit card fees, and other income. Trust income increased $.5 million in 1996, or 20.5% over 1995 income. Total trust assets under management increased to $664 million at December 31, 1996 from $575 million at December 31, 1995.

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

Noninterest Expense

Total noninterest expense was $37.3 million at December 31, 1996 compared to $34.3 million at December 31, 1995, an increase of $3.0 million, or 8.6%. Of this increase, salaries and employee benefits increased $1.9 million or 10.7%. The opening of two new branch locations during the year as well as sales staff additions necessary to produce additional earning asset volumes and staff support required to process the additional production resulted in an increase in full-time equivalent employees from 513 at year-end 1995 to 574 at year-end 1996. The category of other noninterest expense increased $1.5 million, or 18.7% over 1995 levels. Included in other expenses were approximately $943 thousand of costs directly associated with the two acquisitions completed during the year. FDIC insurance expense dropped $1.0 million in 1996 compared with 1995 levels as a result of the new assessment rate schedule adopted by the Federal Deposit Insurance Corporation (FDIC) during 1995.

Provision for Income Taxes

Income tax expense was $7.7 million in 1996 compared to $5.9 million in 1995. This increase was primarily due to acquisition expenses which are considered nondeductible capital expenditures rather than current business expenses. Although tax exempt interest in total declined from prior year, it remains the major component in reducing the effective tax rate. The Corporation's effective tax rate was 31.6% in 1996 and 29.6% in 1995.



BALANCE SHEET

Investment Portfolio

Investments including securities available for sale and securities held to maturity totaled $437.1 million on December 31, 1996, compared to $333.6 million at December 31, 1995. The increase occurred in the available for sale position and was comprised principally of adjustable rate mortgage backed securities funded with floating rate debt. As of December 31, 1996, 77.6% of the Corporation's investment portfolio was classified in the "available for sale" category, with the remaining 22.4% of investment securities classified as "held to maturity." This distribution allows flexibility in the management of interest rate risk, credit, liquidity and capital adequacy. The investment portfolio is well positioned to protect against interest rate risk, with 40.3% of total investments in adjustable rate securities. The weighted average duration of the portfolio was 2.43 years with an average life of 3.99 years, as of December 31, 1996.

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

Loans and Credit Quality

Average loans, net of unearned income, increased $107.0 million in 1996 to $773.3 million, an increase of 16.1%. Continued low interest rates during 1996 prompted increases in consumer and mortgage loan volume. The majority of long-term fixed rate mortgages are sold in the secondary market. Those retained in the portfolio are generally either variable rate instruments or carry three to five year balloon maturities.

Although there were no large concentrations of credit to any particular industry, the economic trends of the areas served by MainStreet affiliates are influenced by the significant industries within the southwest region including textiles, furniture, pre-built housing and agriculture. Virtually all of our business activity is with customers located in the southwestern, central and western part of southern Virginia and southeastern Maryland. The ultimate collectibility of the Banks' loan portfolios and the recovery of the carrying amounts of repossessed property are susceptible to changes in the market conditions of these geographic regions. The Commercial portfolio is diversified with no significant concentrations of credit at December 31, 1996. Acquisition and development construction loans account for $40.2 million and $30.8 million of the commercial portfolio at December 31, 1996 and 1995, respectively. In addition, other commercial loans secured by real estate totaled $133.5 million and $108.6 million at December 31, 1996 and 1995, respectively. The remainder of the loans secured by real estate consists almost entirely of 1-4 family residential property. MainStreet was the creditor for approximately $128.3 million and $97.9 million at December 31, 1996 and 1995, respectively, of consumer loans for automobiles and mobile homes generated directly or purchased from established dealers (indirect). These loans are generally collateralized by the related property and many are either endorsed or subject to mandatory dealer repurchase agreements.

During 1996, the Corporation's ratio of net charge-offs to average loans was
 .28% compared with .25% in 1995. At December 31, 1996, the allowance for loan losses to nonperforming assets was approximately 146.82% compared with 123.39% last year. The allowance for loan losses to nonperforming loans ratio was 171.65% at year end 1996, compared to 162.99% the previous year. On December 31, 1996, the allowance for loan losses to loans ratio was 1.31% compared with 1.34% in 1995. The Corporation believes that the allowance for loan losses of $10.9 million provides adequate coverage of potential loss exposure in the credit portfolio at December 31, 1996.

Other Assets

Other assets at December 31, 1996 totaled $34.6 million compared to $17.5 million at December 31, 1995, an increase of $17.1 million. Bank Owned Life Insurance (BOLI) was purchased in the fourth quarter of 1996 at a one time premium of $15.0 million. The covered insurance is on individuals in the various Banks. The Banks are the owners and beneficiaries of the insurance policies. This program will provide an additional, cost-effective source of funds that will help finance MainStreet's employee benefit programs. It is also a way for the Corporation to partner with the employees to reduce costs and improve profitability in an ever increasing competitive environment. Interest earned not collected increased $1.3 million in 1996 in comparison to 1995. This increase was primarily due to the increase in the interest earned not collected on mortgage backed securities. Mortgage backed securities increased with the continued implementation of leveraging transactions. Many of these securities had the 45 day delay payment schedules, therefore, increasing the interest earned not collected.

Deposits

Total deposits at December 31, 1996 were $940.7 million compared to $898.8 million at December 31, 1995. The Corporation continues to experience a shift in deposit mix from savings deposits to time deposits, a trend begun in 1994. From year-end 1995 to year-end 1996, time deposits increased $31.0 million, while savings balances decreased $11.6 million. Interest checking and money market accounts increased $13.8 million. Management attributes the shift in deposit mix to the relative flat interest rate environment and the continuation of deposit customers' preference for longer-term, higher yielding time deposits.

Comparing average deposit balances to the previous year, the Corporation experienced an increase of $33.6 million, with $9.4 million of the increase occurring in noninterest-bearing demand deposit accounts. Average time deposits were up $33.8 million, while combined savings, interest-bearing checking and money market accounts decreased $9.6 million.

Other Interest-Bearing Liabilities

Short-term debt includes federal funds purchased, securities sold under repurchase agreements, treasury tax and loan notes and Federal Home Loan Bank borrowings and advances. Total short-term debt at year-end 1996 was $223.1 million, compared to $117.7 million at December 31, 1995. As of December 31, 1996 long-term debt totaled $71.0 million. This was comprised of $70.8 million in FHLB borrowings and advances. The remaining $.2 million was a five year capital lease on telephone equipment. The year-end to year-end increases in borrowings were primarily associated with wholesale leverage transactions and increases in loan demand.

Shareholders' Equity

Total shareholders' equity, excluding unrealized gains (losses) on securities, increased by $9.6 million in 1996 to $113.9 million at year-end. Dividends per share for 1996 were $.49 compared to $.35 for 1995. At year-end 1996, core capital (Tier 1) was 9.31% of average annual assets against 9.89% at December 31, 1995. Total capital to risk based assets was 14.76% versus 16.14% the prior year. Our capital position remains strong with ratios substantially above regulatory prescribed minimums.

Effects of Inflation

Over the past few years, the rate of inflation has been relatively moderate. However, because interest rates and the level of loans and deposits generally increase as the rate of inflation increases, the financial statements reflect these effects of inflation.

Recent Accounting Developments

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". MainStreet adopted the applicable portions of this statement effective January 1, 1997 which had no material effect on financial statements.

Item 8.  Financial Statements and Supplementary Data


                       Report of Independent Accountants

To the Board of Directors and Shareholders MainStreet BankGroup Incorporated:

We have audited the accompanying consolidated balance sheets of MainStreet BankGroup Incorporated and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MainStreet BankGroup Incorporated and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                       COOPERS & LYBRAND L.L.P.


Greensboro, North Carolina
January 16, 1998




               MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          (In 000's Except Share Data)

                                                                                         December 31
                                                                             --------------------------------
                                                                             1997                        1996
                                                                             ----                        ----
ASSETS
Cash and Due From Banks                                                 $   43,255                 $   44,026
Interest-Earning Deposits In Domestic Banks                                    494                        518
Mortgage Loans Held for Sale                                                 3,048                        742
Federal Funds Sold                                                             ---                      6,100
Securities Available for Sale (Aggregate
   Costs  of $668,860 and $337,890
   in 1997 and 1996, respectively)                                         673,526                    339,136
Securities Held to Maturity (Aggregate
   Market Values of $74,321 and
   $100,100 in 1997 and 1996, respectively)
      Taxable                                                               38,170                     59,717
      Nontaxable                                                            34,073                     38,205
                                                                        ----------                  ---------
                                                                            72,243                     97,922

Loans, Net of Unearned Income and Deferred Fees                            878,777                    829,979
   Less:   Allowance for Loan Losses                                       (11,786)                   (10,903)
                                                                        ----------                  ---------
      Loans, Net                                                           866,991                    819,076

Bank Premises and Equipment, Net                                            15,992                     15,140
Other Real Estate Owned                                                      1,424                        905
Other Assets                                                                39,437                     34,562
                                                                        ----------                 ----------

      TOTAL ASSETS                                                      $1,716,410                 $1,358,127
                                                                        ==========                 ==========

LIABILITIES
Deposits:
   Demand Deposits (Noninterest-Bearing)                                $  142,738                 $  135,445
   Interest Checking Accounts                                              110,725                    107,119
   Savings Deposits                                                        115,413                    122,118
   Money Market Investment Accounts                                         91,189                     95,091
   Time Deposits:
      Certificates of Deposit $100,000 and Over                            139,041                    100,846
      Other                                                                399,756                    380,072
                                                                        ----------                 ----------
     Total Deposits                                                        998,862                    940,691

Repurchase Agreements Short-Term                                           213,871                    145,356
Other Short-Term Debt                                                      144,562                     77,738
FHLB Borrowings, Callable 2/97                                                 ---                     45,000
Repurchase Agreements Long-Term                                             63,466                        ---
Other Long-Term Debt                                                       102,134                     26,029
Corporation-Obligated Mandatorily Redeemable Capital Securities             50,000                        ---
Accrued Interest Payable                                                     5,589                      4,066
Other Liabilities                                                            9,274                      5,178
                                                                        ----------                 ----------

      TOTAL LIABILITIES                                                  1,587,758                  1,244,058
                                                                        ----------                 ----------

SHAREHOLDERS' EQUITY
Preferred Stock, $5 Par Value.  Authorized 1,000,000 Shares;
   None Outstanding                                                            ---                        ---
Common Stock, $5 Par Value.  Authorized 20,000,000 Shares;
   Issued and Outstanding 11,996,165 and 11,914,965 Shares in
   1997 and 1996, respectively                                              59,981                     59,575
Capital in Excess of Par                                                     8,514                      7,461
Retained Earnings                                                           57,708                     47,186
Unearned Compensation                                                         (176)                      (338)
Unrealized Gains on Securities, Net of Taxes                                 2,625                        185
                                                                        ----------                 ----------

      TOTAL SHAREHOLDERS' EQUITY                                           128,652                    114,069
                                                                        ----------                 ----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $1,716,410                 $1,358,127
                                                                        ==========                 ==========


See Notes to Consolidated Financial Statements.






               MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                        (In 000's Except Per Share Data)



                                                                                       Years Ended December 31
                                                                            -----------------------------------------------
INTEREST INCOME                                                             1997                  1996                 1995
                                                                            ----                  ----                 ----
Interest and Fees on Loans:
   Taxable                                                               $ 79,657              $ 73,433              $ 64,014
   Nontaxable                                                                 133                    92                   163
Interest on Mortgage Loans Held for Sale                                      313                   168                   144
Interest and Dividends on Securities Available for Sale                    29,597                16,566                10,369
Interest and Dividends on Securities Held to Maturity:
   Taxable                                                                  3,359                 4,731                 7,284
   Nontaxable                                                               1,906                 2,252                 2,641
Other Interest Income                                                         460                   959                   799
                                                                         --------              --------              --------
Total Interest Income                                                     115,425                98,201                85,414
                                                                         --------              --------              --------

INTEREST EXPENSE
Deposits                                                                   37,870                35,219                34,489
Short-Term Debt                                                            16,373                 6,401                 3,398
Long-Term Debt                                                              4,536                 3,155                    63
7% Convertible Subordinated Debentures                                        ---                   ---                   454
                                                                         --------              --------              --------
Total Interest Expense                                                     58,779                44,775                38,404
                                                                         --------              --------              --------
   Net Interest Income                                                     56,646                53,426                47,010
Provision for Loan Losses                                                   4,011                 3,451                 1,725
                                                                         --------              --------              --------
   Net Interest Income After Provision for Loan Losses                     52,635                49,975                45,285
                                                                         --------              --------              --------

NONINTEREST INCOME
Service Charges, Fees and Other                                             9,430                 8,065                 6,585
Trust Income                                                                3,370                 2,942                 2,441
Securities Gains, Net                                                         926                   610                    43
                                                                         --------              --------              --------
Total Noninterest Income                                                   13,726                11,617                 9,069
                                                                         --------              --------              --------

NONINTEREST  EXPENSE
Salaries                                                                   16,140                14,487                13,783
Employee Benefits                                                           6,154                 5,663                 4,418
Net Occupancy                                                               2,073                 1,940                 1,975
Equipment                                                                   3,737                 3,885                 3,601
FDIC Assessment                                                               121                    22                 1,062
Stationery and Supplies                                                       863                   967                   959
Advertising                                                                   438                   606                   333
Other                                                                      11,426                 9,684                 8,159
                                                                         --------              --------              --------
Total Noninterest Expense                                                  40,952                37,254                34,290
                                                                         --------              --------              --------
       Income Before Income Taxes                                          25,409                24,338                20,064
Income Tax Expense                                                          8,152                 7,685                 5,934
                                                                         --------              --------              --------

NET INCOME                                                               $ 17,257              $ 16,653              $ 14,130
                                                                         ========              ========              ========

Per Share:
Basic:
   NET INCOME                                                            $   1.44              $   1.39              $   1.26
                                                                         ========              ========              ========

   Average Shares Outstanding                                              11,962                11,970                11,208
                                                                         ========              ========              ========

Diluted:
   NET INCOME                                                            $   1.44              $   1.38              $   1.17
                                                                         ========              ========              ========

   Average Shares Outstanding                                              12,001                12,033                12,323
                                                                         ========              ========              ========





See Notes to Consolidated Financial Statements.







               MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 (In 000's Except for Share and Per Share Data)


                                                                                                           Unrealized
                                                                                                              Gains
                                                        Common      Capital In     Retained     Unearned    (Losses) on
                                                        Stock     Excess of Par    Earnings   Compensation  Securities, Net  Total
                                                        ------    -------------    --------   ------------ ------------ ----------
Year Ended December 31, 1995
Balance at January 1, 1995 as previously reported      $ 32,884     $   (417)     $ 47,844      $    ---    $ (8,317)     $71,994
Adjustments for Pooling of Interests                      2,864        1,662            75           ---         ---        4,601
                                                        -------     --------      --------     --------     --------      -------
Balance at January 1, 1995 as restated                   35,748        1,245        47,919           ---      (8,317)      76,595
Net Income                                                  ---          ---        14,130           ---         ---       14,130
Cash Dividends ($.35 Per Share)                             ---          ---        (4,217)          ---         ---       (4,217)
Sale of 45,228 Shares Though Dividend
Reinvestment Plan and Stock Option Plan                     114          411           ---           ---         ---          525
Conversion of Subordinated Debentures
  (979,820 Shares)                                        2,450        6,436           ---           ---         ---        8,886
Change in unrealized gains (losses) on securities,
   net of deferred income tax expense of $4,153             ---          ---           ---           ---       7,713        7,713
Stock Split Effected in the Form of a Stock Dividend     21,336          ---       (21,336)          ---         ---          ---
                                                        -------     --------      --------      --------    --------     --------
Balance at December 31, 1995                             59,648        8,092        36,496           ---        (604)     103,632



Year Ended December 31, 1996
Net Income                                                  ---          ---        16,653           ---         ---       16,653
Cash Dividends ($.49 Per Share)                             ---          ---        (5,867)          ---         ---       (5,867)
Cash Paid for Cash Election and Fractional
     Shares for Mergers                                    (666)      (1,632)          ---           ---         ---       (2,298)
Sale of 118,638 Shares Through Dividend
   Reinvestment Plan and Stock Option Plan
   including effect of stock split                          593        1,001           (96)          ---         ---        1,498
Unearned Compensation                                       ---          ---           ---          (338)        ---         (338)
Change in unrealized gains (losses) on securities,
     net of deferred income tax expense of $425             ---          ---           ---           ---         789          789
                                                       --------     --------      --------     ---------    --------     --------
Balance at December 31, 1996                             59,575        7,461        47,186          (338)        185      114,069



Year Ended December 31, 1997
Net Income                                                  ---          ---        17,257           ---         ---       17,257
Cash Dividends ($.57 Per Share)                             ---          ---        (6,723)          ---         ---       (6,723)
Cash Paid for Cash Election and Fractional
     Shares for Mergers                                     ---          ---           (12)          ---         ---          (12)
Sale of 81,200 Shares Through Dividend
   Reinvestment Plan and Stock Option Plan                  406        1,053           ---           ---         ---        1,459
Unearned Compensation                                       ---          ---           ---           162         ---          162
Change in unrealized gains (losses) on securities,
     net of deferred income tax expense of $1,315           ---          ---           ---           ---       2,440        2,440
                                                       --------     --------      --------       --------   --------     --------
Balance at December 31, 1997                           $ 59,981     $  8,514      $ 57,708       $  (176)   $  2,625     $128,652
                                                       ========     ========      ========       ========   ========     ========

See Notes to Consolidated Financial Statements.










               MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In 000's)

                                                                                         Years Ended December 31
                                                                                 ---------------------------------------
                                                                                  1997             1996            1995
                                                                                 -----            -----           -----
Cash Flows From Operating Activities:
Net Income                                                                   $ 17,257          $ 16,653         $ 14,130
Adjustments to Reconcile Net Income to Net Cash Provided
   by Operating Activities:
     Provision for Loan Losses                                                  4,011             3,451            1,725
     Depreciation and Amortization                                              2,387             2,525            2,300
     Loss on Disposal of Fixed Assets                                              32               ---              ---
     Amortization of Securities Premiums and Discounts, Net                     1,307              (360)            (547)
     Deferred Income Tax Provision (Benefit)                                     (824)             (505)             683
     Securities Gains, Net                                                       (926)             (610)             (43)
     Amortization of Intangibles                                                  164               227              267
     Mortgage Loan Originations Held for Sale                                 (23,155)          (12,943)         (10,914)
     Mortgage Loans Sold                                                       20,849            13,981            9,655
     Changes in Other Assets and Other Liabilities:
        Other Assets                                                           (4,654)           (2,030)           3,399
        Accrued Interest                                                        1,523               895              731
        Accrued Loss Contingencies                                                ---               ---           (1,341)
        Other Liabilities                                                       4,096              (184)           1,197
                                                                             --------          --------         --------


Net Cash Provided by Operating Activities                                      22,067            21,100           21,242
                                                                             --------          --------         --------


Cash Flows From Investing Activities:

(Increase) Decrease in Interest-Earning Deposits                                   24               357             (825)
Purchases of Securities Available for Sale                                   (672,582)         (295,979)         (98,086)
Purchases of Securities Held to Maturity                                          ---           (12,545)         (18,791)
Proceeds from Sale of Securities Available for Sale                           227,708           122,806           28,915
Proceeds from Calls and Maturities of Securities Available for Sale           120,770            52,679           25,115
Proceeds from Calls and Maturities of Securities Held to Maturity              18,767            31,707           26,855
Net Increase in Loans                                                         (51,926)         (117,679)         (83,149)
Purchases of Bank Premises and Equipment                                       (3,336)           (3,804)          (2,394)
Proceeds from Sale of Bank Premises and Equipment                                  65              ---                 2
Net (Increase) Decrease in Other Real Estate                                     (519)              838              709
Increase in Other Assets                                                         (876)          (15,167)             ---
                                                                             --------          --------         --------

Net Cash Used in Investing Activities                                        (361,905)         (236,787)        (121,649)
                                                                             --------          --------         --------


Cash Flows From Financing Activities:

Net Increase in Deposits                                                       58,171            41,914           31,042
Net Increase in Repurchase Agreements Short-Term                               68,515           108,229           37,127
Net Increase (Decrease) in Other Short-Term Debt                               66,824            (2,864)          51,627
Net Increase (Decrease) in FHLB Borrowings, Callable 2/97                     (45,000)           45,000              ---
Net Increase in Repurchase Agreements Long-Term                                63,466              ---               ---
Net Increase in Other Long-Term Debt                                           76,105            25,100              929
Increase in Corporation-Obligated Mandatorily Redeemable Capital Securities    50,000              ---               ---
Cash Dividends                                                                 (6,723)           (5,867)          (4,217)
Cash Paid in Lieu of Common Stock at Acquisition                                  (12)           (2,298)             ---
Net Expenses Incurred for Debenture Conversion                                    ---              ---               (32)
Proceeds From Issuance of Common Stock, Net of Amortization                     1,621             1,160              525
                                                                             --------          --------         --------

Net Cash Provided by Financing Activities                                     332,967           210,374          117,001
                                                                             --------          --------         --------
Net Increase (Decrease) in Cash and Cash Equivalents                           (6,871)          (5,313)           16,594
Cash and Cash Equivalents at Beginning of Year                                 50,126           55,439            38,845
                                                                             --------          --------         --------

Cash and Cash Equivalents at End of Year                                     $ 43,255          $ 50,126         $ 55,439
                                                                             ========          ========         ========


See Notes to Consolidated Financial Statements.


               MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 December 31, 1997 and 1996 and For Each of the
               Three Years in the Period Ended December 31, 1997

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of MainStreet BankGroup Incorporated and its subsidiaries (MainStreet). All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents. For purposes of the Statement of Cash Flows, MainStreet considers all Cash and Due From Bank accounts and Federal Funds Sold to be cash equivalents.

Mortgage Loans Held for Sale. Mortgage loans held for sale are carried at the lower of aggregate cost or market value. Adjustments to market and realized gains and losses are classified as other income in the accompanying consolidated statements of income.

Loan Servicing. Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of mortgage loans serviced for others was $89,511,000, $89,599,000 and $97,639,000 at December 31, 1997, 1996 and 1995, respectively. Beginning January 1, 1996, MainStreet adopted Statement of Financial Accounting Standards
(SFAS) No. 122, "Accounting for Mortgage Servicing Rights". The effect of SFAS No. 122, superseded by SFAS No. 125, was immaterial for 1997 and 1996.

Securities. MainStreet classifies and accounts for its investments in debt and equity securities as follows:

- Debt securities that MainStreet has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost.
- Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. MainStreet does not currently engage in any securities trading activity.
- Debt and equity securities not classified as either held to maturity securities or trading securities are classified as securities available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of taxes.

Securities are classified at purchase date under the specific identification method.

Gains and losses on securities sales are recognized in the period in which incurred. Amortization and accretion of premiums and discounts are included in income over the contractual life of the securities.

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

MainStreet collectively reviews for impairment all consumer loans, single family loans and performing multi-family and non-residential real estate loans, excluding loans which have entered into the "workout process". MainStreet considers a loan to be impaired when, based upon current information and events, it believes it is probable that MainStreet will be unable to collect all amounts due according to the contractual terms of the loan agreement. MainStreet's impaired loans include nonaccrual loans (excluding those collectively reviewed for impairment), troubled debt restructurings, and certain other nonperforming loans. For collateral dependent loans, MainStreet bases the measurement of these impaired loans on the fair value of the loan's collateral properties. For all other loans, MainStreet bases the measurement of these impaired loans on the more readily determinable of the present value of expected future cash flows discounted at the loan's effective interest rate or the observable market price. Impairment losses are recognized through an increase in the allowance for loan losses and a corresponding charge to the provision for loan losses. Adjustments to impairment losses due to changes in the fair value of impaired loans' collateral properties are included in the provision for loan losses. When an impaired loan is either sold, transferred to other real estate owned or written down, any related valuation allowance is charged off against the allowance for loan losses. Securities Sold Under Repurchase Agreements. Securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at the amounts at which securities were sold. It is MainStreet's policy to maintain control of the securities sold under these agreements.

Loan Fees and Cost. Loan origination and commitment fees and certain direct origination costs are deferred and are amortized over the contractual life of the related loans using the level yield method.

Other Real Estate Owned. Other real estate owned comprises properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. The properties are carried at the lower of cost or fair market value less selling costs, based on appraised value. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Any subsequent write-downs are charged to expense.

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

Income Per Share. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 128, "Accounting for Earnings Per Share". This new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the statements of income and requires a reconciliation of the numerators and denominators of the basic and diluted EPS calculations. The Bank adopted SFAS No. 128 retroactively during 1997, to all periods presented. Basic income per share is calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed using weighted average shares outstanding adjusted to reflect the dilutive effect of all potential common shares that were outstanding during the period. For 1995, diluted income per share also included the effect of the weighted average number of shares that would result from assuming that all of the 7% convertible subordinated debentures were converted into common stock at the conversion price of $9.10 as of the issuance date. These debentures were called in 1995. For the purposes of calculating diluted income per share for 1995, net income was increased by eliminating interest expense and amortization of debt issuance expense, less the related tax effect relating to the debentures. Stock options outstanding have been considered common stock equivalents for 1997, 1996 and 1995. Share and per share data has been restated to reflect the stock split effected in March 1996.

New Accounting Pronouncements. In June of 1997, the Financial Accounting Standards Board issued two new Statements of Financial Accounting Standards
(SFAS), No. 130, "Reporting of Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130, "Reporting of Comprehensive Income," establishes standards of reporting and displaying comprehensive income and its components. This standard will be effective for MainStreet's 1998 fiscal year. MainStreet will comply with the standard's required disclosures. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes guidelines in reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This standard will be effective for MainStreet's 1998 fiscal year. MainStreet will comply with the standard's required disclosures. The adoption of these two standards will have no material effect on net income or financial position.

Trust. Trust income is recognized on the accrual basis of accounting and assets held by Trust in a fiduciary or agency capacity are not included in the Consolidated Financial Statements as they are not assets of MainStreet.

Amortization of Intangibles. Identified intangible assets and the excess of cost over the fair value of net tangible and identified intangible assets acquired are included in other assets in the consolidated balance sheets and are being amortized over periods ranging from three to twenty years, using accelerated and straight-line methods. Net intangible assets amounted to $ .7 million and $.9 million at December 31, 1997 and 1996, respectively.

Supplemental Cash Flow Information. Total interest paid in cash was $57.3 million, $43.8 million and $37.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. Cash paid for income taxes was $8.9 million, $8.9 million and $5.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. Repossessed and foreclosed properties transferred to Other Real Estate Owned and Other Assets from Loans amounted to $3.7 million, $3.2 million and $1.2 million in 1997, 1996 and 1995, respectively. During 1995, debentures in the amount of $8,918,000 were converted into 979,820 shares of common stock and are included as noncash financing activities. Unrealized gains on securities of $4.7 million and $1.3 million are included as noncash investing activities in 1997 and 1996, respectively. During 1997, stock awards were granted with unearned compensation at December 31, 1997 and 1996 of $176 thousand and $338 thousand, respectively, and are included as noncash financing activities.

Reclassifications. Certain reclassifications have been made to the prior years' financial statements to conform to the 1997 presentation.

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

Impairment of Long-Lived Assets. In the event that facts and circumstances indicate that the cost of the Corporation's long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the assets carrying amount to determine if a write-down to market value or discounted cash flow value is required.

NOTE 2 - MERGERS AND ACQUISITIONS

During 1997, MainStreet acquired Commerce Bank Corporation ("Commerce") in a transaction accounted for as a pooling of interests which was effective December 1, 1997.

The acquisition of Commerce was completed by converting the 192,216 shares of Commerce common stock outstanding and the 30,984 shares of Commerce preferred stock outstanding into approximately 459,569 shares of MainStreet common stock based on a 2.059 exchange ratio. The 86,505 Commerce warrants outstanding were converted into approximately 113,148 shares of MainStreet common stock based on a 1.308 exchange ratio. Approximately $12 thousand in cash was paid in lieu of fractional shares.

Separate results of the pooled entities for the nine months ended September 30, 1997 and for the years ended December 31, 1996 and 1995 are as follows:



                          September 30, 1997            1996               1995
                          ------------------            ----               ----
                               (unaudited)

Total Income
     MainStreet                  $91,269             $104,330            $89,695
     Commerce                      4,270                5,488              4,788
                                 -------             --------            -------

     Combined                    $95,539             $109,818            $94,483
                                 =======             ========            =======

Net Interest Income
     MainStreet                  $40,025             $50,447             $44,412
     Commerce                      2,305               2,979               2,598
                                 -------             -------             -------

     Combined                    $42,330             $53,426             $47,010
                                 =======             =======             =======



Net Income
     MainStreet                  $12,982             $15,733             $13,492
     Commerce                        571                 920                 638
                                 -------             -------             -------

     Combined                    $13,553             $16,653             $14,130
                                 =======             =======             =======



At December 31, 1997, MainStreet had two acquisitions pending which are anticipated to be completed within the first quarter of 1998. The first acquisition is Tysons Financial Corporation ("Tysons"), which will be accounted for as a purchase. The second acquisition is Regency Financial Shares ("Regency"), which will be accounted for as a pooling of interests.

Under the terms of the Plan of Merger with Tysons, MainStreet agreed to pay shareholders of Tysons the equivalent of $14.50 per share for each share of Tysons common stock outstanding. In addition, as a condition of the merger, Tysons' outstanding Directors' Warrants shall be exercised prior to the closing for the difference between the exercise price per warrant and $14.50 in the form of Tysons' common stock. MainStreet also agreed to redeem Tysons' outstanding Directors' Options for the difference between the exercise price per option and $14.50 in the form of MainStreet common stock. MainStreet will assume the employee options outstanding. The transaction is valued at approximately $17.2 million, which will be paid in MainStreet common stock. Total assets, liabilities and shareholders' equity for Tysons at December 31, 1997 were $101.9 million, $93.4 million and $8.5 million, respectively.

Under the terms of the agreement with Regency, MainStreet agreed to pay the equivalent of $13.00 per share for each outstanding share of Regency common stock in the form of MainStreet common stock, subject to adjustments under certain conditions. The maximum and minimum exchange ratios are .500 and .406, respectively, for Regency's outstanding shares of common stock. MainStreet has also agreed to exchange the balance of Regency's outstanding Directors' Options which have not been exercised as of the consummation of the merger for the difference between the exercise price per option and $13.00 in the form of MainStreet common stock, resulting in a maximum exchange ratio of .250 shares and minimum exchange ratio of .188 shares per option exchanged. MainStreet has also agreed to assume the outstanding employee stock options of Regency. This transaction is valued at approximately $18.2 million. At December 31, 1997, total assets, liabilities and shareholders' equity for Regency were $77.8 million, $70.8 million and $7.1 million, respectively.

On March 11, 1998, MainStreet announced an agreement to acquire Ballston Bancorp, Inc. ("Ballston"), subject to regulatory approval and approval by the shareholders of Ballston and certain other specified conditions. Under terms of the agreement, MainStreet has agreed to pay the equivalent of $12.04 per share for each outstanding share of Ballston common stock in the form of MainStreet Common Stock, subject to adjustment under certain conditions. MainStreet has agreed to exchange a maximum of .4920 and a minimum of .4025 shares of its Common Stock for each share purchased of Ballston 1,619,474 shares of Common Stock. If the maximum exchange ratios are used, 796,781 shares of MainStreet Common Stock will be issued in the transaction. This transaction is valued at approximately $19.5 million.

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The following sets forth the composition of securities available for sale at December 31, 1997 and 1996:

                                                                                             1997
                                                                                  Gross              Gross
                                                            Amortized           Unrealized         Unrealized         Approximate
                                                              Cost                Gains              Losses           Market Value
                                                           ----------           ----------         ----------         ------------
U. S. Treasury Securities                                  $ 13,805           $     22           $     (7)             $ 13,820
Obligations of U. S. Government Agencies                     26,527                114               (190)               26,451
Mortgage Backed Securities                                  374,047              2,996               (236)              376,807
Collateralized Mortgage Obligations and REMICs              189,967              1,114               (495)              190,586
Corporate Bonds                                              36,153                633                (16)               36,770
Other Securities                                             13,643                172                ---                13,815
Obligations of State and
   Political Subdivisions                                    14,718                559                ---                15,277
                                                           --------           --------           --------              --------

   Total Securities Available for Sale                     $668,860           $  5,610           $   (944)             $673,526
                                                           ========           ========           ========              ========

                                                                                             1996
                                                                                 Gross               Gross
                                                            Amortized         Unrealized           Unrealized         Approximate
                                                              Cost               Gains               Losses           Market Value
                                                           ----------           ----------         ----------         ------------
U. S. Treasury Securities                                  $  9,962           $    69              $    (8)            $ 10,023
Obligations of U. S. Government Agencies                     29,905                52                 (404)              29,553
Mortgage Backed Securities                                  218,451             2,236                 (164)             220,523
Collateralized Mortgage Obligations and REMICs               48,601                36               (1,303)              47,334
Corporate Bonds                                              12,240               364                  (78)              12,526
Other Securities                                              9,333               132                  ---                9,465
Obligations of State and Political Subdivisions               9,398               319                   (5)               9,712
                                                           --------           -------              -------              -------
   Total Securities Available for Sale                     $337,890           $ 3,208              $(1,962)            $339,136
                                                           ========           =======              =======             ========


As permitted under Financial Accounting Standards Board Statement No. 115, MainStreet transferred securities with net book values of approximately $11.8 million and $13.8 million from the held to maturity portfolio to the available for sale portfolio upon acquisition of Commerce and Hanover, respectively. The unrealized net loss on these securities at acquisition was approximately $26 thousand and $66 thousand, respectively.

The amortized costs and approximate market values of securities available for sale at December 31, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                  Amortized        Approximate
                                                    Cost          Market Value
                                                 ----------       ------------

Due in one year or less                           $ 14,208          $ 14,210
Due after one year but within five years            25,841            26,147
Due after five years but within ten years           17,391            17,610
Due after ten years                                 47,406            48,166
Mortgage-Backed Securities                         374,047           376,807
CMOs/REMICs                                        189,967           190,586
                                                  --------          --------
   Total Securities Available for Sale            $668,860          $673,526
                                                  ========          ========


Gross gains of $1,398,000, $855,000 and $81,000 and gross losses of $497,000,
$295,000 and $64,000 were realized on sales and calls of securities available for sale for 1997, 1996 and 1995, respectively. Securities available for sale with carrying values approximating $285 million and $154 million at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

NOTE 4 - SECURITIES HELD TO MATURITY

The amortized costs and approximate market values and gross unrealized gains and losses of securities held to maturity at December 31, 1997 and 1996 are as follows:

                                                                                       1997

                                                                             Gross          Gross
                                                           Amortized       Unrealized     Unrealized         Approximate
                                                             Cost            Gains          Losses          Market Value
                                                           ---------       ----------     ----------        ------------
Obligations of U. S. Government Agencies                   $ 12,347        $    745       $   (51)            $ 13,041
Mortgage Backed Securities                                   22,917             455           (63)              23,309
Obligations of State and Political Subdivisions              36,979           1,011           (19)              37,971
                                                           --------        --------          -------          --------
Total Securities Held to Maturity                          $ 72,243        $  2,211       $  (133)            $ 74,321
                                                           ========        ========          =======          ========




                                                                                       1996

                                                                             Gross           Gross
                                                            Amortized      Unrealized     Unrealized         Approximate
                                                              Cost           Gains           Losses         Market Value
                                                           ---------       ----------     ----------        ------------
U. S. Treasury Securities                                  $  9,897        $      4        $  (12)            $  9,889
Obligations of U. S. Government Agencies                     19,379           1,212          (142)              20,449
Mortgage Backed Securities                                   27,495             521          (286)              27,730
Obligations of State and Political Subdivisions              41,151             977           (96)              42,032
                                                           --------         -------        -------            --------
    Total Securities Held to Maturity                      $ 97,922        $  2,714        $ (536)            $100,100
                                                           ========         =======        =======            ========



At December 31, 1994, MainStreet transferred securities available for sale with an approximate market value of $72.5 million and a carrying value of $76.5 million to securities held to maturity. The unrealized loss of approximately $4,038,000, included as a separate component of shareholders equity, is being amortized over the remaining life of the securities. At December 31, 1997 this unrealized loss was $.7 million. During the fourth quarter of 1995, the Financial Accounting Standards Board allowed all institutions a one time opportunity to restructure their investment portfolios under the designations of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management took advantage of this opportunity by redesignating $35.7 million of "held to maturity" as "available for sale" without any penalty or tainting of the remaining "held to maturity" portfolio. These securities transferred had a net unrealized gain of approximately $279 thousand.

The amortized costs and approximate market values of securities held to maturity at December 31, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                  Amortized        Approximate
                                                    Cost          Market Value
                                                 -----------      ------------
Due in one year or less                          $  2,770           $  2,800
Due after one year but within five years           22,011             22,570
Due after five years but within ten years          18,398             19,305
Due after ten years                                 6,147              6,337
Mortgage-Backed Securities                         22,917             23,309
                                                 --------           --------
                                                 $ 72,243           $ 74,321
                                                 ========           ========


Gross gains of $32,000, $63,000, and $31,000 and gross losses of $7,000, $13,000, and $5,000 were realized on calls of securities held to maturity for 1997, 1996, and 1995, respectively. Securities with carrying values approximating $55 million and $43 million at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

NOTE 5 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at December 31, 1997 and 1996 are summarized below:

                                                                   1997                  1996
                                                                   ----                  ----

Commercial                                                       $425,437              $386,307
Real Estate                                                       219,337               208,684
Consumer                                                          246,433               249,098
                                                                 --------               -------
   Total Loans                                                    891,207               844,089
   Less:  Unearned Income and Deferred Fees                       (12,430)              (14,110)
                                                                 --------               -------
     Loans, Net of Unearned Income and Deferred Fees              878,777               829,979
   Less:  Allowance for Loan Losses                               (11,786)              (10,903)
                                                                 --------              --------
     Loans, Net                                                  $866,991              $819,076
                                                                 ========              ========



A summary of changes in the allowance for loan losses for each of the three years in the period ended December 31, 1997 follows:

                                                        1997                 1996                1995
                                                        ----                 ----                ----

Balance at Beginning of Year                         $10,903              $ 9,605             $ 9,547
Provision for Loan Losses                              4,011                3,451               1,725
Losses Charged to Allowance                           (3,806)              (3,245)             (2,099)
Recoveries Credited to Allowance                         678                1,092                 432
                                                     -------              -------             -------
Balance at End of Year                               $11,786              $10,903             $ 9,605
                                                     =======              =======             =======


Nonperforming assets at December 31, 1997 and 1996 are as follows:

                                                               1997         1996
                                                               ----         ----


Nonaccrual Loans                                            $3,792        $3,291
Loans Past Due 90 Days or More                               2,436         3,061
                                                            ------        ------
Total Nonperforming Loans                                    6,228         6,352
                                                            ------        ------
Other Real Estate Owned                                      1,424           905
Other Repossessed Assets                                       190           169
                                                            ------        ------
Total Foreclosed/Repossessed Assets                          1,614         1,074
                                                            ------        ------
    Total Nonperforming Loans and Foreclosed/
    Repossessed Assets                                      $7,842        $7,426
                                                            ======        ======


Nonperforming loans were .71% and .77% of loans, net of unearned income and deferred fees, at December 31, 1997 and 1996, respectively.

The effect of nonaccrual loans on interest income was as follows:

                                                   1997    1996   1995
                                                   ----    ----   ----

Gross amount of interest that would have been
     recorded at original rate                    $ 446  $ 482   $ 337
Interest that was reflected in income               (34)  (253)    (36)
                                                  -----  -----   -----
Net impact on interest income                     $ 412  $ 229   $ 301
                                                  =====  =====   =====


At December 31, 1997 and 1996, the recorded investment in loans which have been identified by MainStreet as impaired loans in accordance with SFAS 114 totaled $3.6 million and $3.3 million, respectively, and the total allowance for loan losses related to such loans was $.6 million and $.4 million, respectively. The average balance during 1997, 1996 and 1995 for impaired loans was approximately $3.8 million, $2.8 million and $3.8 million, respectively. The total interest income related to impaired loans reflected in the 1997, 1996 and 1995 statements of income was approximately $20,000, $248,000 and $6,000, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

Directors, officers and related interests provide the subsidiary Banks with substantial amounts of business and many are among its most significant depositors and borrowers. Total amounts outstanding for all such loans that exceeded $60,000 individually are summarized below:

                                                    1997                1996
                                                    ----                ----

Balance at Beginning of Year                      $ 28,620            $25,838
Additions                                           12,612             13,539
Payments                                           (16,924)           (10,757)
                                                  --------            -------
Balance at End of Year                            $ 24,308            $28,620
                                                  ========            =======


These loans, in the opinion of management, involve no more than normal risk of collectibility. Total unfunded commitments at December 31, 1997 were $5.8 million.



NOTE 7 - BANK PREMISES AND EQUIPMENT

Bank premises and equipment at December 31, 1997 and 1996 consist of:

                                                        1997              1996
                                                        ----              ----


Land                                                $  2,351           $  2,306
Buildings and Improvements                            11,957             12,096
Capital Lease                                            193                243
Furniture and Equipment                               19,756             22,068
Construction in Progress                               1,743                 88
Leasehold Improvements                                 1,312              1,229
                                                    --------           --------
                                                      37,312             38,030
Accumulated Depreciation and Amortization            (21,320)           (22,890)
                                                    --------           --------

Total Bank Premises and Equipment                   $ 15,992           $ 15,140
                                                    ========           ========


NOTE 8 - INCOME TAXES

The components of income tax expense for the years ended December 31, 1997, 1996 and 1995 are as follows:


                                        1997            1996             1995
                                        ----            ----             ----

Current Tax Expense                   $ 8,976         $ 8,181          $5,269
Deferred Tax Expense (Benefit)           (824)           (496)            665
                                      -------         -------          ------
Income Tax Expense                    $ 8,152         $ 7,685          $5,934
                                      =======         =======          ======


The reasons for the differences in income tax expense and the statutory Federal income tax rate for the years ended 1997, 1996 and 1995 are as follows:


                                                1997          1996        1995
                                                ----          ----        ----


Federal Income Tax Expense Rate                35.0%         35.0%       35.0%
Tax Exempt Interest                            (3.0)         (3.3)       (4.4)
Change in Marginal Tax Rate                     ---           (.2)       (1.1)
Acquisition Costs                                .7            .9         ---
Other                                           (.6)          (.8)         .1
                                               ----          ----        ----

         Effective Income Tax Rate             32.1%         31.6%       29.6%
                                               ====          ====        ====

The components of net deferred tax assets at December 31, 1997 and 1996 are presented below:

                                                              1997        1996
                                                              ----        ----
                                                                (In 000's)

Deferred Tax Assets:

Allowance for Loan Losses and Unearned Fees                 $4,479       $4,045
Other Real Estate Owned                                         28            1
Intangibles                                                    949          967
Interest Earned Not Collected on Nonaccrual Loans Not
     Recognized for Financial Reporting Purposes               216          116
Miscellaneous Accruals not Deductible for Tax Purposes       1,231          914
                                                            ------       ------
Total Gross Deferred Tax Assets                              6,903        6,043
                                                            ------       ------

Deferred Tax Liabilities:

Bank Premises and Equipment                                    340          358
Securities, Due to Differences in Discount Accretion           339          243
Prepaid Expenses, Principally Due to Deduction Taken for
     Tax Purposes                                              212          261
Unrealized Gain on Securities Available for Sale             1,414           99
Other                                                          247          240
                                                            ------       ------
Total Gross Deferred Liabilities                             2,552        1,201
                                                            ------       ------
Net Deferred Tax Assets                                     $4,351       $4,842
                                                            ======       ======

NOTE 9 - SHORT-TERM DEBT

At December 31, 1997 and 1996, short-term debt consists of the following:

                                     1997                    1996
                                     ----                    ----

Corporate Cash Management         $ 25,359                $ 19,303
Federal Funds Purchased             38,000                  23,200
Repurchase Agreements              213,871                 145,356
Treasury Tax and Loan Notes         20,203                   5,585
FHLB Borrowings                     61,000                  27,350
Other Borrowings                       ---                   2,300
                                  --------                --------
     Total Short-Term Debt        $358,433                $223,094
                                  ========                ========

The average outstanding total short-term borrowings were $297.3 million, $127.2 million and $64.6 million for 1997, 1996 and 1995, respectively. The weighted average interest rates were 5.51%, 5.03% and 5.26% for 1997, 1996 and 1995, respectively. The weighted average interest rates in effect at year end were 5.70%, 5.45% and 5.51% at December 31, 1997, 1996 and 1995, respectively.

The maximum month-end balance of short-term debt was $358.4 million and $234.3 million for 1997 and 1996, respectively. Securities held to maturity and securities available for sale were pledged as collateral for securities sold under repurchase agreements.

NOTE 10 - LONG-TERM DEBT

At December 31, 1997 and 1996, long-term debt consists of the following:

                                         1997         1996
                                        ------       ------
FHLB Borrowings                        $101,936    $ 70,786
Repurchase Agreements                    63,466         ---
Capital Lease                               198         243
                                       --------    --------
     Total Long-Term Debt              $165,600    $ 71,029
                                       ========    ========

The average outstanding total long-term borrowings were $71.6 million, $58.7 million and $.7 million for 1997, 1996 and 1995, respectively. The weighted average interest rates were 5.63%, 5.38% and 7.75% for 1997, 1996 and 1995, respectively. The weighted average interest rates in effect at year end were 5.64%, 5.07% and 7.75% for 1997, 1996 and 1995, respectively. The maximum month-end balance of long-term debt was $165.6 million and $70.9 million for 1997 and 1996, respectively.

Long-term FHLB borrowings consist of fixed and variable rate instruments. Of the fixed rate borrowings which have principal reductions (PRC), $4.0 million have quarterly principal reductions, while the remaining $.6 million has semi-annual principal reductions. The rates charged on the variable rate instruments which reprice quarterly are tied to the three-month LIBOR less twenty-two basis points. The rates charged on the variable rate instruments which reprice monthly are tied to the one-month LIBOR less fifteen basis points. The following table details the maturity and repricing information of these FHLB borrowings:

                                                          Original         Repricing           Balance
                                Maturity Date               Term           Frequency         Outstanding
                                -------------             --------         ---------         -----------
     Variable Rate             May 22, 2000                3 years          Monthly            $ 27,350
     Variable Rate             April 9, 2001               4 years          Quarterly            45,000
     Fixed Rate - PRC          April 17, 2002              7 years             N/A                  643
     Fixed Rate                December 16, 2002           5 years             N/A               25,000
     Fixed Rate - PRC          July 14, 2002               7 years             N/A                  579
     Fixed Rate - PRC          December 11, 2017          20 years             N/A                3,364


The long-term repurchase agreements are all fixed rate instruments with original terms of 5 years. They are scheduled to mature in December, 2002 and are callable in December, 1999. The capital lease of $.2 million matures October 31, 2001 and interest is calculated based on a fixed rate.

The principal payments on long-term debt are as follows:

     Within         After 1 Year But       After 2 Years But       After 3 Years But       After 4 Years But         After
     1 Year          Within 2 Years         Within 3 Years           Within 4 Years          Within 5 Years         5 Years
  ----------      ------------------      -----------------          -------------          -----------------      ---------
    $  340              $  351                  $  362                   $  359                 $  249              $ 3,123

NOTE 11 -  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The following table shows the maturities of the repurchase agreements at December 31, 1997:


     Up to 30 Days                  30 to 90 Days                   Over 90 Days
-----------------------        ----------------------         ------------------------
  Amount         Rate            Amount         Rate            Amount           Rate
----------      ------         ----------       -----         ----------         -----
$ 24,253         5.85%        $ 21,987         5.85%          $ 16,000           5.51%
  12,473         6.10            9,130         5.86             20,000           5.64
  74,411         6.13           16,993         5.88             27,466           5.66
  37,254         6.25           17,370         5.91                ---            ---
--------                      --------                         -------

$148,391                      $ 65,480                        $ 63,466
========                      ========                        ========


The following table shows the securities underlying the repurchase agreements at December 31, 1997 in their corresponding maturity categories:

                                                                     Up to 30 days                         30 to 90 Days
                                                           ------------------------------             -----------------------
                                                             Amortized        Approximate           Amortized         Approximate
                                                               Cost           Market Value            Cost            Market Value
                                                             ---------        ------------          ---------         ------------
Obligations of U.S. Government Agencies                    $    788          $    790               $  2,300          $  2,286
Mortgage Backed Securities                                  104,732           105,295                 55,330            55,934
Collateralized Mortgage Obligations
     and REMICs                                              44,584            45,004                  8,994             9,010
                                                           --------          --------               --------          --------

                                                           $150,104          $151,089               $ 66,624          $ 67,230
                                                           ========          ========               ========          ========



                                                                     Over 90 Days                        Total Securities
                                                             ----------------------------             -----------------------
                                                             Amortized        Approximate           Amortized         Approximate
                                                               Cost           Market Value            Cost            Market Value
                                                             ---------        ------------
Obligations of U.S. Government Agencies                    $    ---           $   ---                $  3,088            $  3,076
Mortgage Backed Securities                                   63,869            64,010                 223,931             225,239
Collateralized Mortgage Obligations
     and REMICs                                               4,623             4,637                  58,201              58,651
                                                           --------          --------                --------            --------

                                                           $ 68,492          $ 68,647                $285,220            $286,966
                                                           ========          ========                ========            ========

There were no maturities of repurchase agreements or their underlying securities within the overnight or demand categories.


NOTE 12 -   REDEMPTION OF 7% CONVERTIBLE SUBORDINATED DEBENTURES

On September 12, 1995, MainStreet called for redemption on October 13, 1995 all of its outstanding 7% Convertible Subordinated Debentures Due 2011 (the "debentures"). At such date, $8,043,000 principal amount of Debentures were outstanding. The redemption price was $1,014.00 plus accrued interest of $34.61 from April 15, 1995 to the redemption date, for a total of $1,048.61 for each $1,000 of principal amount of Debentures. No interest would accrue on the Debentures from and after October 13, 1995 and holders of outstanding Debentures would not have any rights as such holders other than the right to receive the redemption price, without additional interest, upon surrender of their Debentures. All debentures were converted into 883,678 shares of the MainStreet's common stock which were subsequently registered with the Securities and Exchange Commission.

NOTE 13 - CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES

In November 1997, MainStreet BankGroup Incorporated created a Delaware statutory business trust subsidiary ("MainStreet Capital Trust I") which issued corporation-obligated mandatorily redeemable capital securities ("trust securities") in the amount of $50 million to qualified institutional investors, and $1.5 million in trust common securities to the Corporation. The trust securities have a maturity of thirty years, pay dividends at the rate of 8.9%, and may be treated as Tier I capital for regulatory purposes. MainStreet Capital Trust I, then in turn, used the proceeds from the sale of the trust securities to acquire Junior Subordinated Debentures of the Corporation which have the same rate, payment of dividends and maturity. Holders of the trust securities are entitled to receive preferential cash dividends accumulating from the date of original issuance, November 19, 1997, and payable semi-annually in arrears on the first day of June and December of each year. The proceeds from the Junior Subordinated Debentures of the Corporation will be used for general corporate purposes, including, without limitation, increasing the Corporation's investment in the Banks for the possible acquisition of additional branch facilities, the financing of one or more future acquisitions by the Corporation and the funding of repurchases of the Corporation's common stock, which may be made from time to time. Initially, the net proceeds were invested in available for sale securities.


NOTE 14 - INCOME PER SHARE

The following tables reconcile the numerator and denominator of the basic and diluted computations for net income per share for the years ended December 31, 1997, 1996 and 1995.


                                                                                           1997
                                                               Income                 Shares                Per Share
                                                             (Numerator)            (Denominator)             Amount
                                                             ----------             -------------           ---------
Basic EPS
     Income available to common shareholders               $    17,257               $   11,962              $   1.44
                                                                                                             ========
     Effect of Stock Options                                       ---                       39
                                                           -----------               ----------

Diluted EPS
     Income available to common
         shareholders and assumed conversions              $    17,257              $    12,001               $  1.44
                                                           ===========              ===========               =======


                                                                                             1996
                                                               Income                 Shares                Per Share
                                                             (Numerator)            (Denominator)             Amount
                                                             ----------             -------------           ---------
Basic EPS
     Income available to common shareholders               $    16,653               $   11,970              $   1.39
                                                                                                             ========
     Effect of Stock Options                                       ---                       63
                                                           -----------               ----------

Diluted EPS
     Income available to common
         shareholders and assumed conversions              $    16,653              $    12,033               $  1.38
                                                           ===========              ===========               =======


                                                                                            1995
                                                               Income                 Shares                Per Share
                                                             (Numerator)            (Denominator)             Amount
                                                             ----------             -------------           ---------
Basic EPS
     Income available to common shareholders               $    14,130               $   11,208              $   1.26
                                                                                                             ========
     Effect of Stock Options                                       ---                      109
     Effect of Debentures                                          310                    1,006
                                                           -----------               ----------
Diluted EPS
     Income available to common
         shareholders and assumed conversions              $    14,440              $    12,323              $   1.17
                                                           ===========              ===========              ========

NOTE 15 - EMPLOYEE BENEFIT PLANS

MainStreet maintains a defined benefit retirement plan ("Pension Plan") for the benefit of its employees (not directors). This was a new plan effective May 1, 1995. The Pension Plan's benefit formulas generally base payments to retired employees upon their length of service and a percentage of qualifying compensation during their final years of employment. The following table sets forth the Pension Plan's funded status and amounts recognized in the consolidated financial statements:

                                                                                December 31                 December 31
                                                                                    1997                        1996
                                                                                    ----                        ----
Actuarial present value of benefit obligation:
     Accumulated benefit obligation (including vested benefits
     of  $1,751,000 and $1,386,000 in 1997 and 1996, respectively)              $ 2,050                       $ 1,558
                                                                                =======                       =======



     Projected benefit obligation for service rendered to date                  $(3,214)                      $(2,257)
     Plan assets at fair value                                                    2,876                         1,719
                                                                                -------                       -------
     Funded status                                                                 (338)                         (538)
     Unrecognized transition obligation                                             145                           146
     Unrecognized prior service costs                                               193                           213
     Unrecognized net gain                                                         (246)                          (91)
                                                                                -------                       -------
     Accrued pension costs                                                      $  (246)                      $  (270)
                                                                                =======                       =======

Net pension cost for the defined benefit plan included the following expense components:

                                                                                1997                 1996               1995
                                                                                ----                 ----               ----
     Service cost                                                           $   823                   757                455
     Interest cost                                                              168                   111                 61
     Actual Return on Assets                                                   (170)                 (102)               (70)
     Amortization of transition obligation                                       18                    29                 11
                                                                            -------               -------             ------
     Net pension expense included in employee benefits                      $   839               $   795             $  457
                                                                            =======               =======             ======

The discount rate used in determining the actuarial present value of the projected benefit obligation and the expected long-term rate of return on assets was 7.5% and 8.00%, respectively, in all three years 1997, 1996 and 1995. The assumed rate of increase in future compensation levels used was 5.00%.

Effective October 1, 1995, MainStreet amended its discretionary profit sharing plan. All profit sharing contributions ceased as of September 30, 1995. Contributions continued as a matching of the 401-K deferral plan for the benefit of the employees. Under the amended plan, MainStreet will contribute an amount equal to 50% of the first 6% of the compensation deferred by the employee.

Total profit sharing expense under the ceased plan for 1995 was $565,000. Total expense for the matching 401-K plan was $287,000, $287,000 and $109,000 for 1997, 1996 and 1995, respectively.

MainStreet provides supplemental executive retirement policies for its senior executive officers. These policies include cash value life insurance and deferred compensation. MainStreet also provides split dollar insurance for certain key executives of the corporation.

In addition to pension and profit sharing plans, there is a health care plan that provides postretirement medical benefits to full-time employees who meet minimum age and service requirements. The plan is contributory with contributions adjusted annually and contains other cost sharing features such as deductibles. MainStreet's policy is to fund the costs of medical benefits in amounts determined at the discretion of management. MainStreet has elected to amortize the initial transition obligation of $1.2 million over 20 years.



The following table sets forth the Postretirement Benefit Plans' funded status and amounts recognized in the consolidated financial statements at December 31, 1997 and 1996:


                                                           1997           1996
                                                           ----           ----

Accumulated postretirement benefit obligations:
Retirees                                               $  (867)        $  (817)
Fully eligible active plan participants                 (1,084)           (779)
                                                       -------          -------
Accumulated postretirement benefit obligation
     at December 31, 1997 and 1996                      (1,951)         (1,596)
Plan assets at fair value at December 31, 1997
     and 1996                                              ---             ---
                                                       -------         -------
Accumulated postretirement benefit obligation in
     excess of plan assets                              (1,951)         (1,596)
Unrecognized transition obligation                         903             963
Unrecognized net (gain) loss                               233             (19)
                                                       -------         -------
Accrued postretirement benefit costs included in
     other liabilities                                 $  (815)        $  (652)
                                                       =======         =======


Net periodic postretirement benefit costs for 1997, 1996 and 1995 include the following components:

                                               1997         1996         1995
                                               ----         ----         ----

Service cost                                 $   80      $    61       $    51
Interest cost                                   120           79            82
Amortization of transition obligation            60           60            61
Amortization of net gain                          1           (6)          (14)
                                             ------      -------       -------
Net periodic postretirement benefit costs    $  261      $   194       $   180
                                             ======      =======       =======


The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% for December 31, 1997, 1996 and 1995. For measurement purposes, the assumed health care costs trend rates of increase were 8.00%, 9.00% and 10% for 1997, 1996 and 1995, respectively, with gradually declining percentages to 5.50% by the year 2000 and remaining at that level thereafter. The health care cost trend rate assumption can have a significant effect on the amounts reported; however, for years ended December 31, 1997, 1996 and 1995, the impact on the accumulative postretirement benefit and the net periodic postretirement benefit costs would have been immaterial.


NOTE 16 - STOCK OPTION PLAN

In April 1991, the shareholders approved a stock option plan that had been previously approved by the Board of Directors in November, 1990. The plan, known as the 1990 Plan, gives MainStreet the authorization to issue an additional 250,000 stock options. Each option is accompanied by a Stock Appreciation Right
(SAR) issued in tandem with the option so that the employee may elect to exercise either the option or the SAR, thereby canceling the other. SARs entitle the holder to receive payment equal to the increase in market value of MainStreet's common stock from date of grant to the date exercised.

In June 1994, a stock award of 8,000 shares was granted under the 1990 Plan. In 1996, stock awards were granted for 35,072 and 2,000 shares in January and April, respectively, from this plan. A stock award of 3,000 shares was made from the plan in April 1997. At December 31, 1997, unearned compensation of $176 thousand remained relating to the unvested portion of the stock award granted in January, 1996.

In 1990, the Board of Directors of Hanover adopted a Non-Qualified Stock Option Plan ("Hanover Plan") which provided for incentive stock options to purchase shares of Hanover common stock at the fair value of the common stock at the time of the grant. Upon the acquisition of Hanover by MainStreet, the outstanding options were converted based on the exchange ratio of .884 into options to acquire MainStreet common stock. The maximum number of shares subject to purchase under the plan was 194,480.

In April 1997, the shareholders approved a stock option plan that had been previously approved by the Board on February 26, 1997. This plan, known as the 1997 Plan, permits the grant of options to purchase shares of Common Stock from MainStreet, Stock Appreciation Rights ("SARs"), Stock Awards and/or Performance Shares. A maximum of 550,000 shares are subject to purchase or grant under the plan. At December 31, 1997 there were no grants made from this plan.

On January 1, 1996, MainStreet adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). As permitted by SFAS 123, MainStreet has chosen to continue to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its Plans. Accordingly, compensation costs were recognized for the liability of the SAR's issued in tandem with the stock options granted, which is the most conservative approach. Had compensation cost for MainStreet's Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS 123, the impact on MainStreet's net income and net income per share would not have been material. The assumptions used with regard to volatility, dividend rate and risk-free interest rate were 29.138%, 2.2% and 5.680%, respectively.


A summary of the status of MainStreet's Plans as of December 31, 1997, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                         1997                          1996                             1995
                                         ----                          ----                             ----
                                               Weighted                       Weighted                     Weighted
                                                Average                       Average                       Average
                                     Shares   Exercise Price      Shares    Exercise Price     Shares    Exercise Price
                                     ------   --------------      ------    --------------     ------    --------------
Outstanding at beginning of year     151,308     $ 6.9558         226,467     $ 6.8469         232,488    $  6.8277

Granted                              59 ,407      19.5000           1,768      11.4530           9,003      11.5950
Exercised                            (42,646)      5.5548         (58,041)      5.2889          (8,344)      8.5096
Forfeited                               (464)     10.6403         (18,886)     11.1959          (6,680)     10.5000
                                     -------                      -------                      -------

Outstanding at year-end              167,605      11.7481         151,308       6.9558         226,467       6.8469
                                     =======                      =======                      =======

Options exercisable at year-end      124,006       9.3210         143,308       6.7717         214,467       6.6565
                                     =======                      =======                      =======


The following table summarizes the information about the Plan's stock options at December 31, 1997:

                                                 Options Outstanding                    Options Exercisable
                                 Number       Weighted-Average       Weighted           Number           Weighted
                                Outstanding       Remaining           Average          Exercisable        Average
Range of Exercise Prices        at 12/31/97    Contractual Life    Exercise Price      at 12/31/97     Exercise Price
------------------------        -----------    ----------------    ---------------     -------------  ---------------
$4.1176                           51,026          2.42 years        $  4.1176             51,026          $ 4.1176

$10.25 - $11.453                  57,172          3.49 years          10.5035             53,172           10.5225

$19.50                            59,407          9.00 years          19.5000             19,808           19.5000
                                 -------                                                 -------

                                 167,605                                                 124,006
                                 =======                                                 =======

NOTE 17 - PREFERRED SHARE PURCHASE RIGHTS

On January 18,1990, the Board of Directors declared a dividend distribution of one Right for each outstanding share of common stock, payable January 29, 1990 to stockholders of record on that date. Each Right entitles the registered holder to purchase from MainStreet 1/100th of a share of a newly authorized Participating Cumulative Preferred Stock at an exercise price of $24 subject to an antidilutive adjustment. Each unit of Preferred Stock is structured to be the economic equivalent of one share of Common stock. The Rights will not be exercisable or transferable apart from the common stock until the 10th day after either a public announcement that a person or group has acquired beneficial ownership of 15% or more of the common stock or the announcement or commencement of a tender offer for 15% or more of MainStreet common stock.

The Rights are not exercisable until the distribution date and will expire on January 18, 2000, unless earlier redeemed by MainStreet. The agreement provides that if (a) an acquiring person purchases 30% or more of the outstanding common stock or (b) at any time following the distribution date, MainStreet is the surviving corporation in a merger with an acquiring person and its common stock is not changed or exchanged or (c) an acquiring person effects a statutory share exchange with MainStreet after which MainStreet is not a subsidiary of any acquiring person, each holder of a Right will have the right to receive, upon payment of the purchase price, preferred stock or common stock having a value equal to twice the purchase price.

If MainStreet is acquired or 50% or more of the consolidated assets or earning power is sold, each holder of a Right will have the right to receive, upon exercise at the then current exercise price of the Right, that number of shares of common stock of the acquiring Corporation which has a market value of two times the exercise price of the Right.

After the acquisition by a person or group of beneficial ownership of 15% or more of the outstanding common stock, MainStreet may redeem the Rights in whole, but not in part, at a price of $.01 per Right. The decision to redeem shall require the concurrence of a majority of the continuing directors. Until a Right is exercised, the holder will have no rights as a shareholder of MainStreet. These statements are qualified in their entirety by reference to the Rights Agreement, a copy of which was filed with the Securities and Exchange Commission.


NOTE 18 - LEASE OBLIGATIONS

The consolidated balance sheets include a capitalized lease for telephone equipment. Also, each affiliate Bank leases certain buildings and equipment under operating lease arrangements expiring over periods of up to fifteen years. Rent expense totaled $1,122,000, $1,093,000 and $872,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Future minimum payments, by years and in the aggregate, under the capital lease and noncancellable operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 1997:

                                           Capital            Operating
                                             Lease               Leases
                                          --------            ---------
1998                                       $  63             $  1,031
1999                                          63                  850
2000                                          63                  337
2001                                          48                  213
2002                                         ---                  135
Thereafter                                   ---                  281
                                          ------             --------

Total Minimum Lease Payments                 237             $  2,847
                                          ------             ========
Less Amounts Representing Interest            39

Present Value of Minimum Lease Payments    $ 198







NOTE 19 - REGULATORY REQUIREMENTS AND RESTRICTIONS

MainStreet's principal source of funds for dividend payments is dividends received from its subsidiary banks. Under the applicable federal laws, the Comptroller of the Currency (relating to MainStreet's subsidiary banks which are national banking associations) restricts the total dividend payments of any calendar year, without prior approval, to the net profits of that year as defined, combined with retained net profits for the two preceding years. At December 31, 1997, retained net profits, which were free of such restriction, amounted to $2.5 million. Under the applicable laws of Virginia (relating to MainStreet's subsidiary banks which were organized under the laws of Virginia), $69.9 million of undivided profits at December 31, 1997 were free of dividend restrictions. However, Virginia regulatory authorities may limit the payment of dividends by any state bank when it is determined such limitation is in the public interest and is necessary to ensure the financial soundness of the bank. Furthermore, dividends paid in excess of $34.0 million by MainStreet's state organized subsidiaries must have prior approval by the Federal Reserve Board. Substantially all the retained earnings of MainStreet (parent) are represented by undistributed earnings of the subsidiary banks.

The Subsidiary Banks are members of the Federal Reserve System and, as such, are required to maintain certain of their cash and due from bank balances as reserves based on regulatory requirements. The reserve requirement approximated $11.3 million and $9.4 million at December 31, 1997 and 1996, respectively.

MainStreet and the Banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on MainStreet's consolidated financial statements. Quantitative measures established by regulation to ensure capital adequacy require MainStreet and the Banks to maintain minimum amounts and ratios, as set forth in the table below. As of December 31, 1997, MainStreet and the Banks are well above capital adequacy requirements to which they are subject.

As of December 31, 1997, the most recent notification from the FDIC categorized MainStreet and the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized MainStreet and the Banks must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed MainStreet and the Banks categories.

MainStreet's actual capital amounts and ratios are also presented in the table below (dollars in thousands).


                                                                                                         To Be Well Capitalized
                                                                                     For Capital        Under Prompt Corrective
                                                          Actual                     Adequacy               Action Provisions
As of December 31, 1997:                           Amount       Ratio           Amount       Ratio         Amount        Ratio
                                                   ------       -----           ------       -----         ------        -----

Total Capital (to Risk Weighted Assets)           $168,911      17.99%        $ 75,110        8.0%        $ 93,888       10.0%
Tier I Capital (to Risk Weighted Assets)           157,174      16.74           37,555        4.0           56,333        6.0
Tier I Capital (to Annual Adjusted Average
      Assets)                                      157,174      10.61           59,251        4.0           74,063        5.0

As of December 31, 1996:

Total Capital (to Risk Weighted Assets)           $123,956      14.76%        $ 67,168        8.0%        $ 83,960       10.0%
Tier I Capital (to Risk Weighted Assets)           113,461      13.51           33,584        4.0           50,376        6.0
Tier I Capital (to Annual Adjusted Average
     Assets)                                       113,461       9.31           48,750        4.0           60,938        5.0


NOTE 20 - PARENT COMPANY FINANCIALS


                            CONDENSED BALANCE SHEETS

                                                                                  December 31
                                                                      -----------------------------------
                                                                         1997                     1996
                                                                         ----                     ----
                                                                                   (In 000's)
Assets:
Cash (Includes $7,338 and $1,896 in 1997 and 1996,
     respectively with affiliates)                                    $  7,338                  $  1,896
Investments in Subsidiary Banks                                        128,169                   112,042
Securities Available for Sale                                          196,184                        72
Other Assets (Includes $35 and $44 in 1997 and
     1996, respectively, invested with affiliates)                       7,466                     3,944
                                                                      --------                  --------
Total Assets                                                          $339,157                  $117,954
                                                                      ========                  ========

Liabilities and Shareholders' Equity
Repurchase Agreements Short-Term                                        91,781                       ---
Other Short-Term Debt                                                      ---                     2,300
Repurchase Agreements Long-Term                                         63,466                       ---
Other Long-Term Debt                                                       198                       243
Corporation-Obligated Mandatorily Redeemable
     Capital Securities                                                 51,547                       ---
Other Liabilities                                                        3,513                     1,342
Common Shareholders' Equity                                            128,652                   114,069
                                                                      --------                  --------
Total Liabilities and Shareholders' Equity                            $339,157                  $117,954
                                                                      =========                 ========




                         CONDENSED STATEMENTS OF INCOME

                                                                                      Years Ended December 31
                                                                   -------------------------------------------------------------
                                                                       1997                     1996                    1995
                                                                       ----                     ----                    ----
                                                                                              (In 000's)

Revenue:
Dividends From Subsidiary Banks                                    $ 9,388                   $ 7,694                  $ 4,025
Equity in Undistributed Income of Subsidiary Banks                   8,683                     9,928                   10,830
Management Fees From Subsidiary Banks                               12,558                     9,682                    8,034
Interest Income From Subsidiary Banks                                   11                       ---                      ---
Interest Income                                                        895                        27                       78
Other Noninterest Income                                               439                       985                       42
                                                                   -------                   -------                  -------
                                                                    31,974                    28,316                   23,009
                                                                   -------                   -------                  -------

Expenses:
Interest on Short-Term Debt                                            530                        39                      ---
Interest on Long-Term Debt                                             194                         2                      454
Interest on Corporation-Obligated Mandatorily
     Redeemable Capital Securities                                     507                       ---                      ---
Salaries and Employee Benefits                                       7,877                     6,862                    4,967
Net Occupancy                                                        2,513                     2,479                    1,758
Other Noninterest Expense                                            3,251                     2,740                    2,126
                                                                   -------                   -------                  -------
                                                                    14,872                    12,122                    9,305
                                                                   -------                   -------                  -------
Income Before Income Tax Benefit                                    17,102                    16,194                   13,704
Income Tax Benefit                                                     155                       459                      426
                                                                   -------                   -------                  -------
Net Income                                                         $17,257                   $16,653                  $14,130
                                                                   =======                   =======                  =======



                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      Years Ended December 31
                                                                  -----------------------------------------------------------
                                                                       1997                     1996                    1995
                                                                       ----                     ----                    ----
                                                                                             (In 000's)
Cash Flows From Operating Activities:
Net Income                                                         $17,257                   $16,653                  $14,130
Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
     Amortization of Intangibles, Net                                   118                      176                      210
     Equity in Undistributed Income of Subsidiary Banks              (8,401)                  (8,825)                  (9,625)
     Net Increase in Other Assets                                    (3,758)                    (654)                    (627)
     Net Decrease in Other Liabilities                                2,171                      215                      603
     (Gain) Loss on Sales of Securities                                  47                     (479)                     (15)
     Loss on Disposal of Fixed Assets                                    57                      ---                      ---
     Gain on Sale of OREO                                               ---                      ---                       22
                                                                   --------                 --------                  -------
     Net Cash Provided by Operating Activities                        7,491                    7,086                    4,698

Cash Flows From Investing Activities:
Net (Increase) Decrease in Interest-Bearing Deposits                      9                      701                     (712)
Purchases of Securities Available for Sale                         (195,326)                     ---                      ---
Proceeds From the Sale of Securities Available for Sale                 ---                      852                      820
Purchases of Bank Premises and Equipment                               (120)                    (976)                    (826)
Capital Contributed to Subsidiary Banks                              (5,947)                  (1,783)                     ---
                                                                   --------                 --------                 --------
     Net Cash Used In Investing Activities                         (201,384)                  (1,206)                    (718)

Cash Flows From Financing Activities:
Cash Dividends                                                       (6,723)                  (5,867)                  (4,217)
Cash Paid in Lieu of Fractional Shares and Cash Election                (12)                  (2,298)                     ---
Net Expenses Incurred for Debenture Conversion                          ---                      ---                      (32)
Proceeds From Issuance of Common Stock                                1,621                    1,160                      525
Increase in Short-Term Debt                                          89,481                    2,300                      ---
Increase in Long-Term Debt                                           63,421                      243                      ---
Issuance of Junior Subordinated Debenture                            51,547                      ---                      ---
                                                                   --------                 --------                 --------
     Net Cash Provided By (Used in) Financing Activities            199,335                   (4,462)                  (3,724)
                                                                   --------                 --------                 --------
     Net Increase in Cash                                             5,442                    1,418                      256
     Cash at Beginning of Year                                        1,896                      478                      222
                                                                   --------                 --------                 --------
     Cash at End of Year                                           $  7,338                 $  1,896                 $    478
                                                                   ========                 ========                 ========


Noncash investing activities include $4.7 million and $1.3 million of unrealized gains on securities available for sale in 1997 and 1996, respectively. Noncash financing activities include $8,918,000 of debentures converted into 979,820 shares of common stock in 1995.


NOTE 21 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business to meet the financing needs of its customers, MainStreet is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees written. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

MainStreet's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit, standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. MainStreet uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

As of December 31, 1997 and 1996, outstanding financial instruments whose contract amounts represent potential credit risk were as follows:

                                                      1997           1996
                                                      ----           ----
Financial Instruments Whose Contract Amounts
   Represent Credit Risk:
     Commitments to Extend Credit                   $150,205       $136,849
     Standby and Performance
         Letters of Credit                             9,293          6,928

Commitments to extend credit are agreements to lend to a customer as long as there is no breach of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many commitments either expire without being drawn upon or are not fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. MainStreet evaluates each customer's creditworthinesss on a case-by-case basis. The amount of collateral obtained is generally based on management's credit and financial evaluation of the customer.

Standby and performance letters of credit are conditional commitments issued by MainStreet to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private credit arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. MainStreet obtains collateral supporting those commitments for which collateral is deemed necessary. Collateral held varies but may include accounts receivable, marketable securities, inventory, property, plant and equipment, and income-producing commercial properties.

NOTE 22 - CONCENTRATIONS OF CREDIT RISK

Virtually all of MainStreet's business activity is with customers located in the southwestern, central and east central regions of Virginia and southeastern Maryland. Accordingly, operating results are closely correlated with the economic trends within these regions and influenced by the significant industries within the southwest region including textile, furniture and pre-built housing as well as agriculture. In addition, the ultimate collectibility of the Banks' loan portfolios and the recovery of the carrying amounts of repossessed property are susceptible to changes in the market conditions of these geographic regions. The commercial portfolio is diversified with no significant concentrations of credit at December 31, 1997. Acquisition and development construction loans account for $41.2 million and $40.2 million of the commercial portfolio at December 31, 1997 and 1996, respectively. In addition, other commercial loans secured by real estate totaled $163.6 million and $133.5 million at December 31, 1997 and 1996, respectively. The remainder of the loans secured by real estate consists almost entirely of 1-4 family residential property. MainStreet was the creditor for approximately $122.1 million and $128.3 million at December 31, 1997 and 1996, respectively, of consumer loans for automobiles and mobile homes generated directly by or purchased from established dealers (indirect). These loans are generally collateralized by the related property and many are either endorsed or subject to mandatory dealer repurchase agreements.

The individual banks have operating policies relating to the credit process and collateral in loan originations. Loans to purchase real and personal property are generally collateralized by the related property with loan amounts established based on certain percentage limitations of the property's total stated or appraised value. Credit approval is primarily a function of the evaluation of the creditworthiness of the individual borrower based on pertinent financial information, the underlying transaction to be financed and collateral.


NOTE 23 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

(a) Short-Term Financial Instruments The carrying values of short-term financial instruments including cash and cash equivalents, federal funds sold, interest-bearing deposits in domestic banks, and short-term borrowings approximate the fair value of these instruments. These financial instruments generally expose the Corporation to limited credit risk and have no stated maturity or have an average maturity of 30-45 days and carry interest rates which approximate market value.

(b) Mortgage Loans Held for Sale The fair value of mortgage loans held for sale is based on current investor pricing at the close of business on the last business day of the financial reporting period.

(c) Securities Available for Sale and Securities Held to Maturity The fair value of investments, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

(d)      Loans
         Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, real estate - commercial, real estate - construction, real estate - mortgage, credit card and other consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

         The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan as well as estimates for operating expenses and prepayments. The estimate of maturity is based on MainStreet's historical experience with repayment for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.

         Fair value for significant nonperforming loans is based on estimated cash flows which are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

(e)      Deposits
         The fair value of demand, interest checking, savings and money market deposits is the amount payable on demand. The fair value of fixed maturity time deposits and certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities and repayment characteristics.

(f)      Long-Term Debt
         The fair value of long-term debt is estimated using the rates currently offered for borrowings of similar remaining maturities and repayment characteristics.

(g) Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written The only amounts recorded for commitments to extend credit, standby letters of credit and financial guarantees written are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at December 31, 1997 and December 31, 1996, and as such the related fair values have not been estimated.









The estimated fair values of MainStreet's financial instruments at December 31, 1997 and 1996 are as follows:



                                                                1997                                         1996
                                                 ----------------------------------           ----------------------------------
                                                 Carrying Amount         Fair Value           Carrying Amount         Fair Value
                                                 ---------------         ----------           ---------------         ----------
FINANCIAL ASSETS
Cash and Due From Banks                          $   43,255           $   43,255               $   44,026             $   44,026
Interest-Bearing Deposits in Domestic Banks             494                  494                      518                    518
Mortgage Loans Held for Sale                          3,048                3,048                      742                    745
Federal Funds Sold                                      ---                  ---                    6,100                  6,100
Securities Available for Sale                       673,526              673,526                  339,136                339,136
Securities Held to Maturity                          72,243               74,321                   97,922                100,100
Loans, Net of Unearned Income                       878,777              883,377                  829,979                833,903
                                                 ----------           ----------               ----------             ----------
     TOTAL FINANCIAL ASSETS                      $1,671,343           $1,678,021               $1,318,423             $1,324,528
                                                 ==========           ==========               ==========             ==========
FINANCIAL LIABILITIES
Deposits:
   Demand Deposits (Noninterest-Bearing)         $  142,738           $  142,738               $  135,445             $  135,445
   Interest Checking Accounts                       110,725              110,725                  107,119                107,119
   Savings Deposits                                 115,413              115,413                  122,118                122,118
   Money Market Investment Accounts                  91,189               91,189                   95,091                 95,091
   Time Deposits:
   Certificates of Deposit $100,000 and Over        139,041              139,638                  100,846                102,057
   Other                                            399,756              401,156                  380,072                387,362
                                                 ----------           ----------               ----------              ---------
   TOTAL DEPOSITS                                   998,862            1,000,859                  940,691                949,192
Repurchase Agreements Short-Term                    213,871              213,871                  145,356                145,356
Other Short-Term Debt                               144,562              144,562                   77,738                 77,738
FHLB Borrowings, Callable 2/97                          ---                  ---                   45,000                 44,968
Corporation-Obligated Mandatorily
     Redeemable Capital Securities                   50,000               51,100                      ---                    ---
Repurchase Agreements Long-Term                      63,466               63,466                      ---                    ---
Other Long-Term Debt                                102,134               84,514                   26,029                 26,055
                                                 ----------           ----------               ----------             ----------
     TOTAL FINANCIAL LIABILITIES                 $1,572,895           $1,558,372               $1,234,814             $1,243,309
                                                 ==========           ==========               ==========             ==========


Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time MainStreet's entire holdings of a particular financial instrument. Because no market exists for a significant portion of MainStreet's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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


NOTE 24 - STOCK DIVIDEND

On February 20, 1996, MainStreet declared a two-for-one stock split, in the form of a 100% stock dividend, payable March 15, 1996 to stockholders of record March 4, 1996. Shareholders received one additional share of common stock for each share held on the record date. The par value of the 4,267,536 shares issued of approximately $21,336,000 was transferred from retained earnings to the common stock account.


NOTE 25 - CONTINGENCIES AND OTHER MATTERS

MainStreet and its subsidiaries, in the normal course of business, are involved in various legal actions and proceedings. It is the opinion of management that any liabilities arising from these matters and not covered by insurance, would not have a material effect on MainStreet's financial position.

At December 31, 1997, MainStreet had two acquisitions pending which are anticipated to be completed within the first quarter of 1998. The first acquisition is Tysons Financial Corporation ("Tysons"), which will be accounted for as a purchase. The second acquisition is Regency Financial Shares ("Regency"), which will be accounted for as a pooling of interests.

Under the terms of the Plan of Merger with Tysons, MainStreet agreed to pay shareholders of Tysons the equivalent of $14.50 per share for each share of Tysons common stock outstanding. In addition, as a condition of the merger, Tysons' outstanding Directors' Warrants shall be exercised prior to the closing for the difference between the exercise price per warrant and $14.50 in the form of Tysons' common stock. MainStreet also agreed to redeem Tysons' outstanding Directors' Options for the difference between the exercise price per option and $14.50 in the form of MainStreet common stock. MainStreet will assume the employee options outstanding. The transaction is valued at approximately $17.2 million, which will be paid in MainStreet common stock. Total assets, liabilities and shareholders' equity for Tysons at December 31, 1997 were $101.9 million, $93.4 million and $8.5 million, respectively.

Under the terms of the agreement with Regency, MainStreet has agreed to pay the equivalent of $13.00 per share for each outstanding share of Regency common stock in the form of MainStreet common stock, subject to adjustments under certain conditions. The maximum and minimum exchange ratios are .500 and .406, respectively, for Regency's outstanding shares of common stock. MainStreet has also agreed to exchange the balance of Regency's outstanding Directors' Options which have not been exercised as of the consummation of the merger for the difference between the exercise price per option and $13.00 in the form of MainStreet common stock, resulting in a maximum exchange ratio of .250 shares and a minimum exchange ratio of .188 shares per option exchanged. MainStreet has also agreed to assume the outstanding employee stock options of Regency. This transaction is valued at approximately $18.2 million. At December 31, 1997, total assets, liabilities and shareholders' equity for Regency were $77.8 million, $70.8 million and $7.1 million, respectively.

On March 11, 1998, MainStreet announced an agreement to acquire Ballston Bancorp, Inc. ("Ballston"), subject to regulatory approval and approval by the shareholders of Ballston and certain other specified conditions. Under terms of the agreement, MainStreet has agreed to pay the equivalent of $12.04 per share for each outstanding share of Ballston common stock in the form of MainStreet Common Stock, subject to adjustment under certain conditions. MainStreet has agreed to exchange a maximum of .4920 and a minimum of .4025 shares of its Common Stock for each share purchased of Ballston 1,619,474 shares of Common Stock. If the maximum exchange ratios are used, 796,781 shares of MainStreet Common Stock will be issued in the transaction. This transaction is valued at approximately $19.5 million.

Quarterly Financial Results (Unaudited)
(In Thousands, Except Per Share Data)                    Fourth              Third             Second            First
1997                                                    Quarter             Quarter            Quarter          Quarter
----                                                    -------             -------            -------          -------
Interest Income                                        $30,407             $29,699            $28,910           $26,409
Interest Expense                                        16,091              15,154             14,526            13,008
                                                       -------             -------            -------           -------
     Net Interest Income                                14,316              14,545             14,384            13,401
Provision for Loan Losses                                1,086               1,052                989               884
                                                       -------             -------            -------           -------
     Net Interest Income After Provision                13,230              13,493             13,395            12,517
Noninterest Income                                       3,205               3,347              3,259             3,915
Noninterest Expense                                     10,993               9,918              9,690            10,351
                                                       -------             -------            -------           -------
     Income Before Income Taxes                          5,442               6,922              6,964             6,081
Income Tax Expense                                       1,738               2,259              2,243             1,912
                                                       -------             -------            -------           -------
     Net Income                                        $ 3,704             $ 4,663            $ 4,721           $ 4,169
                                                       =======             =======            =======           =======



Per Share:
     Net Income:
         Primary                                       $   .31             $   .39            $   .39           $   .35
                                                       =======             =======            =======           =======
         Fully Diluted                                 $   .31             $   .39            $   .39           $   .35
                                                       =======             =======            =======           =======
     Cash Dividends Declared                           $   .15             $   .16            $   .13           $   .13
                                                       =======             =======            =======           =======





Quarterly Financial Results (Unaudited)
(In Thousands, Except Per Share Data)                    Fourth              Third             Second            First
1996                                                    Quarter             Quarter            Quarter          Quarter
----                                                    -------             -------            -------          -------

Interest Income                                        $26,319             $25,392            $23,697           $22,793
Interest Expense                                        12,383              11,477             10,672            10,243
                                                       -------             -------            -------           -------
     Net Interest Income                                13,936              13,915             13,025            12,550
Provision for Loan Losses                                  907                 983                618               943
                                                       -------             -------            -------           -------
     Net Interest Income After Provision                13,029              12,932             12,407            11,607
Noninterest Income                                       2,963               2,670              2,939             3,045
Noninterest Expense                                      9,955               9,482              9,015             8,802
                                                       -------             -------            -------           -------
     Income Before Income Taxes                          6,037               6,120              6,331             5,850
Income Tax Expense                                       1,867               2,026              2,029             1,763
                                                       -------             -------            -------           -------
     Net Income                                        $ 4,170             $ 4,094            $ 4,302           $ 4,087
                                                       =======             =======            =======           =======


Per Share:
     Net Income:
         Primary                                       $   .35             $   .34            $   .36           $   .34
                                                       =======             =======            =======           =======
         Fully Diluted                                 $   .35             $   .34            $   .35           $   .34
                                                       =======             =======            =======           =======
     Cash Dividends Declared                           $   .16             $   .12            $   .11           $   .10
                                                       =======             =======            =======           =======

Item 9.    Changes In and Disagreements With Accounting and Financial
           Disclosures

           None

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

           With respect to the directors of the Corporation, the information required by Item 10 of Form 10-K appears on pages 4 and 5 of the Corporation's 1998 Proxy Statement and is incorporated herein by reference. With respect to the executive officers of the Corporation, the information required by Item 10 of Form 10-K appears in Part I of this report on pages 10 through 13.

Item 11.   Executive Compensation

           The information required by Item 11 of Form 10-K appears on pages 8 through 14 of the Corporation's 1998 Proxy Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

           The information required by Item 12 of Form 10-K appears on pages 5 through 6 of the Corporation's 1998 Proxy Statement and is incorporated herein by reference.


Item 13.   Certain Relationships and Related Transactions

           The information required by Item 13 of Form 10-K appears on pages 14 and 15 of the Corporation's 1998 Proxy Statement and is incorporated herein by reference.


                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.    Financial Statements

           The information required by Item 10 of Form 10-K appears in Part II,
           Item 8, of this report on pages 27 through 53.

(a). 2.    Financial Statement Schedules

           All schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes. financial statements or related notes.

(a)  3.    Exhibits Required to be filed by Item 601 of Regulation S-K

           See index to exhibits.

(b)        Reports on Form 8-K

           Form 8-K filed on July 8, 1997 regarding acquisition of Commerce
           Bank.

           Form 8-K filed on August 5, 1997 regarding acquisition of Tysons Financial Corporation.

           Form 8-K filed on November 7, 1998 regarding acquisition of Regency Financial Shares.

           Form 8-K filed on November 25, 1997 regarding 144A Private Offering of Corporation-Obligated Mandatorily Redeemable Capital Securities.

           Form 8-K filed on December 4, 1997 regarding consummation of acquisition of Commerce Bank.

           Form 8-K/A filed on December 5, 1997 to amend Form 8-K filed on December 4, 1997.

           Form 8-K filed March 5, 1998 regarding consummation of acquisition of Tysons Financial Corporation.

           Form 8-K filed March 13, 1998 regarding consummation of acquisition of Regency Financial Shares.

           Form 8-K filed March 13, 1998 regarding acquisition of Ballston Bancorp, Inc.

(c)        Exhibits

           See item 14(a) 3 above.

(d)        Financial Statement Schedules

           See item 14(a) 2 above.

                               INDEX TO EXHIBITS

    No.          Description
    ---          -----------

   3(i) Articles of Incorporation of the Corporation are herein incorporated by reference to the Form 8-A filed electronically on March 18, 1996.

   3(ii)         Bylaws of the Corporation are presented herein.

   4 Preferred Share Rights Plan (Incorporated by reference to Corporation's Form 8-K dated January 18, 1990).

  10(iii)(b)(6)  1.  Material Contracts of the Corporation for Michael R.
                     Brenan, James E. Adams and Rebecca J. Jenkins.

                 2. Material Contracts of the Corporation for S. Richard Bagby,
                    James H. Campbell, William S. Clark, James W. Clement, Larry
                    A. Heaton, William D. Kerr, Kenneth E. Lust, Reba H. Mandeville, John D. Meade, III, Beverly L. Mitchell, William
                    O. Turner, R. Bruce Valley, Mark J. Wenick and John L.
                    Wynne.

  21 Statement of Subsidiaries of the Corporation is included as an Exhibit to this report.

  23             Consent of Coopers & Lybrand L.L.P.

  27             Financial Data Schedule


                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       MAINSTREET BANKGROUP INCORPORATED

          By:  /s/Michael R. Brenan                                               /s/James E. Adams
              --------------------------------------                              -----------------------------------------
               Michael R. Brenan, President, Chairman                             James E. Adams, Executive Vice President,
                 of the Board and Chief Executive Officer                           Chief Financial Officer and Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

           NAME                                     TITLE                                           DATE

/s/W. Christopher Beeler, Jr.                                                                      3/3/98
------------------------------------                                                             ---------
W. Christopher Beeler, Jr.                       Director                                          Date

/s/Thomas B. Bishop                                                                                3/3/98
------------------------------------                                                             ---------
Thomas B. Bishop                                 Director                                          Date

/s/Michael R. Brenan                                                                               3/3/98
------------------------------------                                                             ---------
Michael R. Brenan                                President, Chairman of the Board                  Date
                                                 and Chief Executive Officer

/s/Alfred J. T. Byrne                                                                              3/3/98
------------------------------------                                                             ---------
Alfred J. T. Byrne                               Director                                          Date

/s/William L. Cooper, III                                                                          3/3/98
------------------------------------                                                             ---------
William L. Cooper, III                           Director                                          Date

/s/Billy P. Craft                                                                                  3/3/98
------------------------------------                                                             ---------
Billy P. Craft                                   Director                                          Date

/s/Phillip W. Dean                                                                                 3/3/98
------------------------------------                                                             ---------
Phillip W. Dean                                  Director                                          Date

/s/I. Patricia Henry                                                                               3/3/98
------------------------------------                                                             ---------
I. Patricia Henry                                Director                                          Date

/s/Larry E. Hutchens                                                                               3/3/98
------------------------------------                                                             ---------
Larry E. Hutchens                                Director                                          Date

/s/George J. Kostel                                                                                3/3/98
------------------------------------                                                             ---------
George J. Kostel                                 Director                                          Date

/s/William O. McCabe, Jr., MD                                                                      3/3/98
------------------------------------                                                             ---------
William O. McCabe, Jr., MD                       Director                                          Date

/s/Albert L. Prillaman                                                                             3/3/98
------------------------------------                                                             ---------
Albert L. Prillaman                              Director                                          Date

                                                                  Exhibit 3 (ii)



                                     Bylaws




                                       of




                       MAINSTREET BANKGROUP INCORPORATED




                          Incorporated Under The Laws
                        Of The Commonwealth Of Virginia




                            Adopted February 9, 1977
                       (And Including Amendments Adopted
                        Thereto Through August 20, 1997)

                       MainStreet BankGroup Incorporated
                                     Bylaws


                                   Article I

                            Meetings Of Stockholders

1.1 Places of Meetings. All meetings of the stockholders shall be held at such place, either within or without the State of Virginia, as from time to time may be designated by the Board of Directors.

1.2 Annual Meeting. The annual meeting of stockholders, for the election of Directors and transaction of such other business as may come before the meeting, shall be held in each year at a date and time annually fixed by the Board of Directors.

1.3 Special Meetings. Special meetings of the stockholders for any purpose or purposes may be called at any time by the Chairman of the Board, by the Vice-Chairman of the Board, the President, or by a majority of the Board of Directors. No business shall be transacted and no corporate action shall be taken at a special meeting other than that stated in the notice of the meeting.

1.4 Notice of Meeting. Unless waived in the manner prescribed by law, notice of each meeting of stockholders shall be given in writing, and shall state the place, day and hour of every meeting of the stockholders and, in case of a special meeting, such notice shall be mailed not less than ten nor more than sixty days before the date of the meeting to each stockholder of record entitled to vote at such meeting at his address which appears in the stock transfer books of the Company.

1.5 Quorum. Any number of stockholders together holding a majority of the outstanding shares of capital stock entitled to vote with respect to the business to be transacted, who shall be present in person or represented by proxy at any meeting duly called, shall constitute a quorum for the transaction of business. If less than a quorum shall be in attendance at the time for which a meeting shall have been called, the meeting may be adjourned from time to time by a majority of the stockholders present or represented by proxy without notice other than by announcement at the meeting until a quorum shall attend.

1.6 Voting. At any meeting of the stockholders, each stockholder of a class entitled to vote on any matter coming before the meeting shall, as to such matter, have one vote, in person or by proxy, for each share of capital stock of such class standing in his or her name on the stock transfer books of the Corporation on the date, not more than seventy days prior to such meeting, as designated by the Board of Directors, for the purpose of determining stockholders entitled to vote, as the date on which the stock transfer books of the Corporation are to be closed or as the record date. Every proxy shall be in writing, dated and signed by the stockholder entitled to vote or his or her duly authorized attorney-in-fact. At a meeting where a quorum is present the affirmative vote of the majority of the shares represented at the meeting and entitled to vote shall be the act of the stockholders.

1.7 Conduct of Meeting. At each meeting of the stockholders the Chairman of the Board, or the President, shall act as chairman and preside. In their absence, the Chairman of the Board may designate another officer of the Corporation who need not be a Director to preside. The Secretary of the Corporation or an Assistant Secretary or in their absence, a person whom the chairman of such meeting shall appoint, shall act as secretary of such meeting.

1.8 Inspectors. An appropriate number of inspectors for any meeting of stockholders may be appointed by the chairman of such meeting. Inspectors so appointed will open and close the polls, will receive and take charge of proxies and ballots, and will decide all questions as to the qualifications of voters, validity of proxies and ballots, and the number of votes properly cast.

1.9 Shareholder Proposals. To be properly brought before an annual meeting of shareholders, business must be (i) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors, (ii) otherwise properly brought before the meeting by or at the direction of the Board of Directors, or (iii) otherwise properly brought before the meeting by a shareholder. In addition to any other applicable requirements for business to be properly brought before an annual meeting by a shareholder, the shareholder must have given notice thereof in writing either by personal delivery or by United States mail, postage prepaid, to the Secretary of the Corporation by the first day of December of the year preceding the Annual Meeting at which the proposal is sought to be presented. A shareholder's notice to the Secretary of the Corporation shall set forth as to each matter the shareholder proposes to bring before the annual meeting: (i) a brief description of the business desired to be brought before the annual meeting (including the specific proposal to be presented) and the reasons for conducting such business at the annual meeting;
(ii) the name and record address of the shareholder proposing such business;
(iii) the class and number of shares of the Corporation that are beneficially owned by the shareholder; and (iv) any material interest of the shareholder in such business. In the event that a shareholder attempts to bring business before an annual meeting without complying with the provisions of this Article 1.9, the Chairman of the meeting shall declare to the meeting that the business was not properly brought before the meeting in accordance with the foregoing procedures, and such business shall not be transacted. No business shall be conducted at the annual meeting except in accordance with the procedures set forth in this
Article 1.9, provided, however, that nothing in this Article 1.9 shall be deemed to preclude discussion by any shareholder of any business properly brought before the annual meeting.


                                   ARTICLE II

                                   Directors

2.1 General Powers. The property, business and affairs of the Corporation shall be managed by the Board of Directors, and, except as otherwise expressly provided by law, in accordance with the Articles of Incorporation or these Bylaws, all of the powers of the Corporation shall be vested in such Board.

2.2 Number of Directors. The number of Directors constituting the Board of Directors shall be twelve (12).

2.3 Election and removal of Directors. Directors shall be elected at each annual meeting of the stockholders to succeed those Directors whose terms have expired and to fill any vacancies then existing. Directors shall hold their offices for terms of one year and until their successors are elected and qualified. Any vacancy occurring in the Board of Directors, including a vacancy resulting from an increase in the number of authorized Directors, may be filled by the affirmative majority vote of the remaining Directors, though less than a quorum of the Board, and the term of office of any Director so elected shall expire on the date fixed for the expiration of the term of office of the Director to which such Director was so elected unless the vacancy is sooner filled by the stockholders. Any Director may be removed from office at a meeting of stockholders called expressly for that purpose by the vote of stockholders constituting a majority of the votes entitled to be cast at an election of Directors.

2.4 Term of Office. Each Director (unless he sooner dies resigns, or is removed from office) shall hold office until the next annual meeting of stockholders or until his successor shall have been elected and qualifies.

2.5 Quorum. Except with regard to the approval of a plan of merger or a sale of all or substantial part of the Company's assets, a majority of the number of Directors pursuant to these Bylaws at the time of the meeting, shall constitute a quorum for the transaction of business. The act of a majority of Directors present at a meeting at which a quorum is present shall be the act of the Board of Directors. A plan of merger or sale of all or a substantial portion of the assets of the company shall require the presence and action of at least two-thirds (2/3) of the Directors. Any one or more members of the Board of Directors may participate in a meeting of the Board by means of a conference telephone or similar communication equipment allowing all persons participating in the meeting to hear each other at the same time and participation by such means shall constitute presence in person. Less than a quorum may adjourn any meeting.

2.6      Meetings of Directors.

                  (a) Place of Meeting. Meetings of the Board of Directors shall be held at such place and at such time, either within or without the State of Virginia as may be designated by the Board, or upon call of the Chairman of the Board or the President.

                  (b) Organizational Meeting. An organizational meeting shall be held as soon as practicable after the adjournment of the annual meeting of stock-holders at which the Board of Directors is elected, for the purpose of electing officers, and for transacting such other business as may properly come before the meeting.

                  (c) Regular Meeting. Regular meetings of the Board of Directors shall be held at such time and place as the Board may designate, or upon call of the Chairman of the Board, or the President, and no notice thereof need be given.

                  (d) Special Meeting. Special meetings of the Board of Directors may be held at any time or place upon the call of the Chairman of the Board or the President, or any three members of the Board. Notice of each such meeting shall be given to each Director by mail at his business or residence address at least twenty-four hours before the meeting, or by telephoning or telegraphing notice to him at least twenty-four hours before the meeting. Meetings may be held at any time without notice if all of the Directors are present, or if those not present waive notice in writing either before or after the meeting.
                  The notice of meetings of the Board need not state the purpose of the meeting.

                  (e) Conduct of Meetings. At each meeting of the Board of Directors, the Chairman of the Board, or the President, shall act as chairman and preside. In their absence, the Chairman of the Board may designate another officer of the Corporation who need not be a Director, to preside. The Secretary of the Corporation or an Assistant Secretary, or in their absence, a person whom the chairman of such meeting shall appoint, shall act as secretary of such meeting.

         Any action required or permitted to be taken by the Board may be taken without a meeting if all Directors consent in writing to the adoption of a resolution authorizing the action. The resolution and the written consents of the directors shall be filed with the minutes of the proceedings of the Board meetings. Unless otherwise provided by the Board of Directors, the regular meetings of the Board shall be held in the Board Room of the Church and Ellsworth Office of Piedmont Trust Bank, Martinsville, Virginia on the third Wednesday of February, June, August, October and December at 11:00 a.m.

2.7 Compensation. Directors, and members of any committee of the Board who are not officers of the Corporation or subsidiaries thereof, shall be paid such compensation as the Board of Directors from time to time may determine, by resolution, for services as a Director, or as Chairman or a member of any committee of the Board, and shall, in addition, be reimbursed for personal automobile mileage expense and/or airline travel expense incurred by reason of attendance at Board Meetings. The reimbursement rate for automobile travel will be at the same rate paid to employees of the Corporation. Directors may be allowed a fee and expenses for attendance at all meetings, but nothing herein shall preclude Directors and members of any committee of the Board who are not otherwise officers of the Corporation from serving the Corporation in other capacities and receiving compensation for such other services.

2.8 Eligibility for Service as a Director. No person shall be eligible to serve as a Director unless, when his term commences, he is not less than twenty-one
(21) years of age nor more than sixty-eight (68) years of age. No Director shall be eligible for re-election after he has attained the age of sixty-eight (68) years. No Director who is an officer of the Corporation or any subsidiary shall be eligible for election after he has retired from the Corporation. Any person serving as a Director on the date of the adoption of this Section who will be sixty-five (65) years of age or older as of the date of the 1995 annual meeting shall be entitled to serve as a Director until he has attained the age of seventy (70) years of age.

2.9 Nominations of Directors. Subject to the rights of holders of any class or series of stock having a preference over the common stock as to dividends or upon liquidation, nominations for the election of Directors shall be made by the Board of Directors or a committee appointed by the Board of Directors or by any shareholder entitled to vote in the election of Directors generally. However, any shareholder entitled to vote in the election of Directors generally may nominate one or more persons for election as Directors at a meeting only if written notice of such shareholder's intent to make such nomination or nominations has been given, either by personal delivery or by United States mail, postage prepaid, to the Secretary of the Corporation not later than (i) with respect to an election to be held at an annual meeting of shareholders, ninety (90) days in advance of such meeting, and (ii) with respect to an election to be held at a special meeting of shareholders for the election of Directors, the close of business on the seventh day following the date on which notice of such meeting is first given to shareholders. Each notice shall set forth: (a) the name and address of the shareholder who intends to make the nomination and of the person or persons to be nominated; (b) a representation that the shareholder is a holder of record of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder; (d) such other information regarding each nominee proposed by such shareholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission, had the nominee been nominated, or intended to be nominated, by the Board of Director; and (e) the consent of each nominee to serve as a Director of the Corporation if so elected. The Chairman of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure.



                                  ARTICLE III

                            Committees of the Board

3.1 Standing Committees. The standing committees of the Board of Directors, the membership, frequency of meetings and function of which are set forth below shall be:
         -------------------

         (a)      Executive Committee
         (b)      Audit Committee
         (c)      Corporate Objectives and Finance Committee
         (d)      Corporate Governance and Nominating Committee
         (e)      Compensation Committee
         (f)      Corporate Responsibility and Compliance Committee

3.2 Other Committees. The Board of Directors may appoint such other committees for such purposes and with such lawful powers as it may determine.


3.3 Members; Quorum. The Chairman of the Board shall appoint the members of each committee, subject to the approval of the Board of Directors, which members shall continue to serve on said committees until their successors are appointed; provided, however, that any member of any Committee may be removed by the Board upon a majority vote thereof at any regular or special meeting of the Board. The Chairman of the Board shall fill any vacancy in any committee by the appointment of another director, subject to the approval of the Board.

    A majority of the members of any committee must be present to constitute a quorum. A majority of those committee members present and voting at any committee meeting shall decide each matter considered.

3.4 Secretary to Committees. Unless otherwise specifically set forth herein, the Secretary or an Assistant Secretary of the Corporation shall serve as Secretary for all meetings of the standing committees. If neither are available, the committee Chairman shall appoint a member of the committee to serve as Secretary.

3.5 Ex Officio Status. Unless otherwise specifically provided in this Article III, the Chief Executive Officer shall be an ex officio member of each standing committee.

3.6      Executive Committee.

                  (a) Membership. The Executive Committee shall consist of the Chairman of the Board, the Chief Executive Officer if the same person does not hold both the Office of Chairman of the Board and the Office of Chief Executive Officer and the Chairman of each of the other standing committees; provided only, that the membership must at all times include not less than four (4) outside directors. The Chairman of the Board shall serve as Chairman of the committee and may at his discretion designate a Vice-Chairman from among the membership to serve in his absence.

                  (b) Frequency of Meetings. The Executive Committee shall meet at such times as the Chairman or a majority of the committee deems necessary.

                  (c) Function. The Executive Committee shall possess and exercise, when the Board is not in session, all the powers of the Board of Directors which the Board may lawfully delegate. The Executive Committee shall keep a record of its proceedings and report its proceedings and the actions taken by it to the Board of Directors.

3.7      Audit Committee.

                  (a) Membership. The Audit Committee shall consist of at least three (3) and not more than six (6) non-employee directors. All members of the Audit Committee must be independent of management and free from any relationship that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment as a committee member. The committee shall be chaired by a member appointed by the Board of Directors upon recommendation of the Chairman of the Board. The committee shall appoint a member of the internal audit staff to serve as Secretary to the Committee and may in its discretion appoint one or more Assistant Secretaries. The Chief Executive Officer shall not be an Ex Officio Member of this Committee.

                  (b) Frequency of Meetings. The committee shall meet at least three (3) times annually and at such other times as may be necessary for the committee to discharge its duties.

                  (c) Function. The Audit Committee is charged with the responsibility of recommending the selection of independent accountants and auditors; reviewing and approving the scope of the accountant's examination and any non-audit services to be performed by the independent accountants; reviewing examination reports by the independent accountants and regulatory agencies; approving the internal audit plan and reviewing the results thereof; ensuring that an adequate system of internal control has been implemented within the Corporation and is being effectively followed; reviewing appropriate standards of proper conduct for the employees of the Corporation as set forth by the Corporate Responsibility and Compliance Committee in the Company's Code of Ethics; and monitoring compliance with such standards. The Audit Committee shall keep a record of its proceedings and the actions taken by it and report these proceedings and actions to the Board of Directors.

3.8      Corporate Objectives and Finance Committee.

                  (a) Membership. The Corporate Objectives and Finance Committee shall consist of not less than five (5) or more than eight (8) directors at least three (3) of which are non-employee outside directors. The Chairman of the committee shall be appointed by the Chairman of the Board with the approval of the Board of Directors. The Corporation's Chief Financial Officer shall be an ex officio member of the committee. The committee shall keep a record of its proceedings and report its proceedings to the Board of Directors.

                  (b) Frequency of Meetings. The Corporate Objectives and Finance Committee shall meet at least twice annually and at such other times as may be necessary in the discharge of its duties.
         (c) Function. The Corporate Objectives and Finance Committee shall be responsible for: overseeing the strategic planning process and assisting management with setting a strategic direction for the Corporation; monitoring the operational and financial results of the Corporation; reviewing and recommending to the Board of Directors, dividend policies and payments; reviewing the risk management policy; and recommending to management and the Board of Directors such financial and other policies as will best advance the Corporation's operating strategies and financial objectives.

3.9      Corporate Responsibility and Compliance Committee.

                  (a) Membership. The Committee shall consist of not less than three (3) nor more than six (6) Directors one of whom shall also serve as a member of the Audit Committee. The Chairman of the committee shall be appointed by the Board upon the recommendation of the Chairman of the Board. The Chief Executive Officer shall be an ex officio member of the committee. The committee shall keep a record of its proceedings and report its proceedings to the Board of Directors.

                  (b) Frequency of Meetings. The committee shall meet at least twice annually and otherwise as may be necessary for the performance of its duties.

                  (c) Function. The Corporate Responsibility and Compliance Committee shall be responsible for ensuring that ethical behavior and proper compliance standards are established and maintained throughout the Corporation. The committee shall also be responsible for ensuring that management adopts and enforces policies for the appropriate treatment of employees and customers and behaves as a responsible corporate citizen. Further the committee shall review and monitor the effectiveness of policies and procedures adopted by the Corporation and its subsidiaries for ensuring compliance with the Community Reinvestment Act.

3.10     Corporate Governance and Nominating Committee.

                  (a) Membership. The committee shall consist of not less than three (3) nor more than six (6) non-employee directors and either the Chief Executive Officer or the President. The Chairman of the committee shall be a non-employee director appointed by the Board of Directors upon the recommendation of the Chairman of the Board. The committee may meet in executive session, to evaluate the performance of the Chief Executive Officer or otherwise, and the Chief Executive Officer or the President whichever is a member of the committee shall not be entitled to be present at such a meeting. At such executive session(s) the absence of the Chief Executive Officer or President shall not be counted for purposes of determining whether a quorum exists. The committee shall keep a record of its proceedings and report its proceedings to the Board of Directors.

                  (b) Frequency of Meetings. The committee shall meet at least twice annually and at such other times as may be necessary for the committee to discharge its duties.

                  (c) Function. The Corporate Governance and Nominating Committee shall be responsible for: conducting the evaluation of the Chief Executive Officer and the Board itself; the selection, nomination and orientation of new directors; education of directors on an on-going basis; creating a specific succession plan for the Chief Executive officer and assisting management with the development and implementation of a comprehensive management succession plan.

3.11     Compensation Committee.

                  (a) Membership. The membership shall consist of not less than three (3) nor more than six (6) non-employee directors at least one of whom shall also be a member of the Corporate Governance Committee. The Chairman of the committee shall be appointed by the Board of Directors upon the recommendation of the Chairman of the Board. The committee shall keep a record of its proceedings and report its proceedings to the Board of Directors.

                  (b) Frequency of Meetings. The Compensation Committee shall meet at least twice annually and at such other times as may be necessary for the Committee to discharge its duties.

                  (c) Function. The Compensation Committee shall be responsible for creating a performance-based compensation program for the Executive Officers of the Corporation and the CEOs of the subsidiaries; assisting management with the development of a performance-based compensation program for the officers of the Corporation and its subsidiaries; evaluating management performance generally and approving a compensation program for the elected officers of the Corporation. The committee shall also review and approve any significant changes to the Corporation's benefits plans whether qualified or non-qualified and recommend appropriate changes in director compensation to the Board of Directors.






                                   ARTICLE IV

                                    Officers

4.1 Number and Manner of Election of Officers; Terms of Appointment. The officers of the Corporation shall include:
         ----------------------------------------------------------------

                  (a) A Chairman of the Board, a Chief Executive Officer, a President, a Secretary, a Chief Financial Officer and Treasurer, one or more Senior Vice Presidents, one or more Assistant Secretaries and may include one or more Vice Chairmen of the Board, each of whom shall be elected by the Board.

                  (b) Such other officers as the Chairman of the Board or President may deem necessary, each of whom shall be appointed by the Chairman of the Board, President or a Vice Chairman. Officers of subsidiaries of the Corporation shall be elected and have their compensation set in the same manner as comparable officers of the Corporation.

         One person may hold more than one office except that the offices of President and Secretary may not be held by the same person.

4.2 Term of Office. The officers designated in Section 4.l(a) and the Chief Auditor if any, shall be elected annually by the Board at its organizational meeting. Such officers unless otherwise removed shall each hold office until the next organizational meeting of the Board of Directors or until their successors are elected. The Chairman of the Board, Chief Executive Officer and the President shall be chosen from among the Directors. The officers designated in
Section 4.l(b) may be appointed at any time by the Chairman of the Board, the Chief Executive Officer, the President or a Vice Chairman, and shall serve at the pleasure of the Board of Directors.

4.3 Removal Any officer of the Corporation may be removed from office, with or without cause, at any time, by the Board of Directors. Any officer appointed by the Chairman of the Board, the Chief Executive Officer, the President or a Vice Chairman may be removed from office by him with or without cause at any time.

4.4 Resignations. Any officer may resign at any time by giving written notice to the Board, Chairman of the Board, President or the Secretary. Such resignation shall be effective on the date of receipt of such notice or any later date specified therein, and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

4.5 Vacancies, New Offices and Promotions. A vacancy for whatever cause in any office may be filled at any time for the unexpired portion of the term, in the manner prescribed in these Bylaws for regular election or appointment to such office. New offices may be created and filled, and the promotions and changes in officers' titles may be made at any time in the manner prescribed in these Bylaws for regular election or appointment to such office.

4.6 Chairman of the Board. The Chairman of the Board may also serve as the Chief Executive Officer if so designated by the Board of Directors and shall have general supervision of the policies and operations of the Corporation subject to the direction and control of the Board. He shall preside at all meetings of the stockholders, the Board of Directors and the Executive Committee. He shall have the power to sign checks, orders, contracts, leases, notes, drafts and other documents and instruments in connection with the business of the Corporation, and have such other powers and perform such other duties as shall be designated by the Board of Directors or as may be incidental to his office. The Chairman of the Board shall have the authority to appoint officers of the Corporation below the rank of Senior Vice President.

4.7 Chief Executive Officer. The Chief Executive Officer shall have supervision of the policies and management of the Corporation. He shall have the power to sign checks, orders, contracts, leases, notes, drafts and other documents and instruments in connection with the business of the Corporation and have such other powers and perform such other duties as may be assigned to him by Board of Directors or as may be incidental to his office. In the absence of the Chairman of the Board, he shall preside at meetings of Stockholders, meetings of the Board of Directors and the Executive Committee. The Chief Executive Officer shall have the authority to appoint officers of the Corporation below the rank of Senior Vice President.






4.8 President. The President shall be the Chief Operating Officer and shall participate in the supervision of the policies and management of the Corporation, and may, if so designated by the Board of Directors, be the Chief Executive Officer of the Corporation. He shall perform all duties incidental to the office of President and shall perform such other duties as may be assigned to him from time to time by the Board of Directors or the Chairman of the Board. In the absence of the Chairman of the Board, he shall preside at meetings of stockholders, meetings of the Board of Directors and the Executive Committee. He shall have the same power to sign for the Corporation and to appoint officers as prescribed in these Bylaws for the Chairman of the Board and the Chief Executive Officer.

4.9 Vice Chairman of the Board of Directors. A Vice Chairman of the Board shall participate in the supervision of the policies and operations of the Bank and shall have such other duties as may be assigned to him from time to time by the Board of Directors or the Chairman of the Board. In the absence of the Chairman of the Board and the President, a Vice Chairman, as designated by the Chairman of the Board, shall preside at meetings of the stockholders and of the Board of Directors. A Vice Chairman shall have the authority to appoint officers of the Corporation below the rank of Senior Vice President.

4.10 Secretary. The Secretary shall: a) keep the minutes of all meetings of the Stockholders, the Board of Directors, the Standing Committees, and such other Committees as the Board may designate; b) see that all notices of such meetings required to be given by the Corporation are duly given and served in accordance with these Bylaws or as required by law; c) be custodian of the corporate records and of the seal of the Corporation and have authority to affix the seal to any documents requiring such seal and to attest the same; d) sign with the Chief Executive Officer certificates for shares of the Corporation the issuance of which shall have been authorized by resolution of the Board of Directors; and
e) in general perform all duties incident to the office of Secretary and such other duties as from time to time may be assigned to him by the Board of Directors or the Chief Executive Officer. In the absence of the Secretary, an Assistant Secretary shall act in his stead.

4.11 Chief Financial Officer and Treasurer. The Chief Financial Officer and Treasurer shall have charge of and be responsible for all funds, securities, receipts and disbursements of the Corporation, and shall deposit all monies and securities of the Corporation in such banks and depositories as shall be designated by the Board of Directors or the Chief Executive Officer, and perform such other duties as may be incidental to the office. The Chief Financial Officer and Treasurer shall be responsible (i) for maintaining adequate financial accounts and records in accordance with generally accepted accounting practices; (ii) for the preparation of appropriate operating budgets and financial statements; and (iii) for the preparation and filing of all tax returns required by law. The Chief Financial officer shall have the same power to sign for the Corporation as prescribed in these By-Laws for the Chairman of the Board and the Chief Executive Officer.

4.12 Powers and Duties of Other Officers. The powers and duties of all other officers of the Corporation shall be those usually pertaining to their respective offices, subject to the direction and control of the Board of Directors and as otherwise provided in these Bylaws, or as prescribed by the Chief Executive Officer.

4.13 Execution of Documents. The Chief Executive Officer, Chairman of the Board, President, any officer being a member of the Corporation's management staff who is also a person in charge of and responsible for any department within the Corporation and any other officer to the extent such officer is so designated and authorized by the Chief Executive Officer, the Chairman of the Board, the President, or any other officer who is a member of the Corporation's management staff who is in charge of and responsible for any department within the Corporation, are hereby authorized on behalf of the Corporation to sell, assign, lease, mortgage, transfer, deliver and convey any real or personal property now or hereafter owned by or standing in the name of the Corporation or its nominee, or held by this Corporation as collateral security, and to execute and deliver such deeds, contracts, assignments or other papers or documents as may be appropriate in the circumstances; to purchase and acquire any personal property including loan portfolios and to execute and deliver such agreements, contracts or other papers or documents as may be appropriate in the circumstances; to execute any indemnity and fidelity bonds, proxies or other papers or documents of like or different character necessary, desirable or incidental to the conduct of its business; provided, however, that the signature of any such officer shall be attested in each case by the Secretary, or an Assistant Secretary.

4.14 Powers of Officers and Management Staff. The Chief Executive Officer, the President, and those officers so designated and authorized by the Chief Executive Officer are authorized for and on behalf of the Corporation, and to the extent permitted by law and by policy; to make loans and discounts; to purchase or acquire drafts, notes, stocks, bonds, and other securities for investment of funds held by the Corporation; to execute and purchase acceptances; to appoint, empower and direct all necessary agents and attorneys; to sign and give any notice required to be given; to demand payment and/or to declare due for any default any debt or obligation due or payable to the Corporation upon demand or authorized to be declared due; to foreclose any mortgages, to exercise any option, privilege or election to forfeit, terminate, extend or renew any lease; to authorize and direct any proceedings for the collection of any money or for the enforcement of any right or obligation; to adjust, settle and compromise all claims of every kind and description in favor of or against the Corporation, and to give receipts, releases and discharges therefor; to borrow money and in connection therewith to make, execute and deliver notes, bonds or other evidences of indebtedness; to pledge or hypothecate any securities or any stocks, bonds, notes or any property real or personal held or owned by the Corporation, or to rediscount any notes or other obligations held or owned by the Corporation, to employ or direct the employment of all personnel, including elected and appointed officers, and the dismissal of them at pleasure, and in furtherance of and in addition to the powers hereinabove set forth to do all such acts and to take all such proceedings as in his or her judgment are necessary and incidental to the operation of the Corporation.

         Other persons in the employment of the Corporation, including but not limited to officers and other members of the management staff, may be authorized by the Chief Executive Officer, to perform the powers set forth above, subject, however, to such limitations and conditions as are set forth in the authorization given to such persons.

4.15 Bonds. Each officer and employee of the Corporation shall give bond covering the honest and faithful performance of his duties. The form and amount of such bonds, and the name of the company providing the surety, shall be approved annually by the Board of Directors at its organizational meeting, the premiums thereon to be paid by the Corporation.

                                    ARTICLE V

                                  Capital Stock

5.1 Certificates. The shares of capital stock of the Corporation shall be evidenced by certificates in forms prescribed by the Board of Directors and executed in any manner permitted by law and stating thereon the information required by law. Transfer agents and/or registrars for one or more classes of the stock of the Corporation may be appointed by the Board of Directors and may be required to countersign certificates representing stock of such class or classes. If any officer whose signature or facsimile thereof shall have been used on a stock certificate shall for any reason cease to be an officer of the Corporation and such certificate shall not then have been delivered by the Corporation, the Board of Directors may nevertheless adopt such certificate and it may then be issued and delivered as though such person had not ceased to be an officer of the Corporation.

5.2 Lost, Destroyed and Stolen Certificated Securities. Holders of the stock of the Corporation shall immediately notify the Corporation of any loss, destruction or mutilation of the certificate(s) therefor, and if the Corporation has not previously received notice that the certificate(s) has/have been acquired by a bona fide purchaser, the Corporation may cause one or more new certificates for the same number of shares in the aggregate to be issued to such stockholder upon the surrender of the mutilated certificate or upon satisfactory proof of such loss or destruction, and the deposit of a bond in such form and amount and with such surety as the Corporation may require and the satisfaction by the stockholder of any other reasonable requirements imposed by the Corporation.

5.3 Transfer of Stock. The stock of the Corporation shall be transferable or assignable only on the Books of the Corporation by the holders in person or by an attorney in fact upon surrender of the Certificate for such shares duly endorsed and, if sought to be transferred by an attorney in fact, accompanied by a written power of attorney to have the same transferred on the books of the Corporation. The Corporation shall recognize, however, the exclusive right of the person registered on its books as the owner of shares to receive dividends and to vote as such owner. To the extent that any provision of the Rights Agreement between the Corporation and Crestar Bank, as Rights Agent, dated as of January 18, 1990, is deemed to constitute a restriction on the transfer of any securities of the Corporation, including, without limitation, the Rights, as defined therein, such restriction is hereby authorized by the bylaws of the Corporation.

5.4 Closing of Transfer Books and Fixing Record Date. For the purpose of determining stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or entitled to receive payment of any dividend, or in order to make a determination of stockholders for any other proper purpose, the Board of Directors may provide, that the stock transfer books shall be closed for a stated period but not to exceed in any case, seventy
(70) days or such other number of days as permitted by the Virginia Stock Corporation Act.

         In lieu of closing the stock transfer books, the Board of Directors may fix in advance a date as the record date for any such determination of stockholders, such date in any case to be not more than seventy days (70) or such other number of days as permitted by the Virginia Stock Corporation Act prior to the date on which the particular action, requiring such determination of stockholders, is to be taken. If the stock transfer books are not closed and no record date is fixed for the determination of stockholders entitled to notice or to vote at a meeting of stockholders, or stockholders entitled to receive payment of a dividend, the date on which notices of the meeting are mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of stockholders. When a determination of stockholders entitled to vote at any meeting of the stockholders has been made as provided in this section such determination shall apply to any adjournment thereof.

                                   ARTICLE VI

                            Miscellaneous Provisions

6.1 Seal. The seal of the Corporation shall consist of a flat-face circular die, of which there may be any number of counterparts, and on which there shall be engraved the word "Seal" and the name of the Corporation. Any officer of the Corporation designated in writing by the Chief Executive Officer or Secretary shall have authority to affix and attest the seal. Failure to use the corporate seal shall not affect the validity of any instrument.

6.2 Voting of Stock Held. Unless otherwise provided by resolution of the Board of Directors or of the Executive Committee, the Chairman of the Board, the President, or any Senior Vice President may from time to time appoint an attorney or attorneys or agent or agents of this Corporation, in the name and on behalf of this Corporation, to cast the vote which this Corporation may be entitled to cast as a stockholder or otherwise in any other corporation, any of whose stock or securities may be held by this Corporation at meetings of the holders of the stock or other securities of such other corporation or to consent in writing to any action by any such other corporation. Such officer shall instruct the person or persons so appointed as to the manner of casting such votes or giving such consent and may execute or cause to be executed on behalf of this Corporation such written proxies, consents, waivers or other instruments as may be necessary or proper. In lieu of an appointment of an attorney or agent the officer may himself attend any meetings of the holders of stock of other securities of any such other corporation and there vote or exercise any or all power of this Corporation as the holder of such stock or other securities of such other corporation.

6.3 Checks, Notes and Drafts. Checks, notes, drafts and other orders for the payment of money shall be signed by the Chairman of the Board, President, Secretary, Chief Financial Officer and Treasurer, Controller or such other officer(s) as the Board of Directors from time to time may authorize. The signature of any such person may be a facsimile.

6.4 Fiscal Year.  The fiscal year of the Corporation shall be the calendar year.


                                  ARTICLE VII

                               Emergency By-Laws

7.1 The Emergency Bylaws provided in this Article VII shall be operative during any emergency resulting from any catastrophic event including an attack the United States or any nuclear or atomic disaster notwithstanding any different provision in the preceding Articles of the Bylaws or in the Articles of Incorporation of the Corporation or in the Virginia Stock Corporation Act (other than those provisions relating to emergency Bylaws). To the extent not inconsistent with these Emergency Bylaws the Bylaws provided in the preceding articles shall remain in effect during such emergency and upon the termination of such emergency the Emergency Bylaws shall cease to be operative unless and until another such emergency shall occur.





         During any such emergency:

                  (a) Any meeting of the Board of Directors may be called by any officer of the Corporation or by any Director. The notice thereof shall specify the time and place of the meeting. To the extent feasible, notice shall be given only to such of the Directors as it may be feasible to reach at the time, by such means as may be feasible at the time, including publication or radio, and at a time less than twenty-four hours before the meeting if deemed necessary by the person giving notice. Notice shall be similarly given, to the extent feasible, to the other persons referred to in (b) below,

                  (b) At any meeting of the Board of Directors, a quorum shall consist of a majority of the number of Directors fixed at the time in accordance with Article II of the Bylaws. If the Directors present at any particular meeting shall be fewer than the number required for such quorum, other persons present may be included in the number necessary to make up such quorum, and shall be deemed Directors for such particular meeting as determined by the following provisions and in the following order of priority:

                                    (i) Officers designated in Section 4.l(a) of
                           the Bylaws, not already serving as Directors, in the order of their seniority of first election to such offices, or if two or more shall have been first elected to such offices on the same day, in the order of their seniority in age;

                                    (ii) All other officers of the Corporation
                           in the order of their seniority of first election to such offices, or if two or more shall have been first elected to such offices on the same day, in the order of their seniority in age; and

                                    (iii) Any other persons that are designated
                           on a list that shall have been approved by the Board of Directors before the emergency, such persons to be taken in such order of priority and subject to such conditions as may be provided in the resolution approving the list.

                  (c) The Board of Directors, during as well as before any such emergency, may provide, and from time to time modify, lines of succession in the event that during such an emergency any or all officers or agents of the Corporation shall for any reason be rendered incapable of discharging their duties.

                  (d) The Board of Directors, during as well as before any such emergency, may, effective in the emergency, change the principal office, or designate several alternative offices, or authorize the officers to do so.

         No officer, Director or employee acting in accordance with these Emergency Bylaws shall be liable except for willful misconduct.

         These Emergency Bylaws shall be subject to repeal or change by further action of the Board of Directors or by action of the stockholders, except that no such repeal or change shall modify the provisions of the next preceding paragraph with regard to action or inaction prior to the time of such repeal or change. Any such amendment of these Emergency Bylaws may make any further or different provision that may be practical and necessary for the circumstances of the emergency.




                                  ARTICLE VIII

                                   Amendments

8.1 These Bylaws may be amended, altered, or repealed at any meeting of the Board of Directors by affirmative vote of a majority of the number of Directors fixed by resolution of the Board pursuant to these Bylaws. The stockholders entitled to vote in an election of Directors, however, shall have the power to rescind, alter, amend or repeat any Bylaws and to enact Bylaws which, if expressly so provided, may not be amended, altered or repealed by the Board of Directors.






                                                        Exhibit 10 (iii)(B)(6)1.

                           SEVERANCE AGREEMENT BETWEEN
                        MAINSTREET BANKGROUP INCORPORATED
                           AND _______________________

         This Severance Agreement ("Agreement"), dated for purposes of identification, _______________, is made and entered into between MainStreet BankGroup Incorporated ("Company"), a Virginia corporation, and
____________________ ("Employee").

         WHEREAS, Employee is employed as ______________ of _________________
         ("Employer"); and
         WHEREAS, Company desires to provide Employee with certain benefits in the event that Employee's employment with Employer is terminated under the circumstances specified in this Agreement;
         WHEREAS, Employee desires to continue employment with Employer and to accept Company's offer of the benefits specified in this Agreement; NOW, THEREFORE, in consideration of the premises and mutual covenants and agreements hereinafter set forth, the parties hereto agree as follows:

     SECTION I. DEFINITIONS. As used in this Agreement, the following capitalized terms have the indicated meanings unless the context clearly requires otherwise:

        A. "Applicable Federal Rate" has the meaning ascribed to that term in
Section 1274(b)(2)(B) of the Code.

        B. "Bank Subsidiary" means any one or more of the following: Piedmont Trust Bank, Bank of Ferrum, First Community Bank of Saltville, First Community Bank, Bank of Carroll, The First Bank of Stuart, First National Bank of Clifton Forge, Hanover Bank, MainStreet Trust Company, National Association and any other bank or subsidiary as to which Company is now or hereafter deemed a bank holding company under the applicable regulations of the Board of Governors of the Federal Reserve System.

        C. "Board" means the Board of Directors of the Company, unless otherwise specified.

         D. "Cause" means (i) the continued failure by Employee to perform his duties as an employee of Employer (other than any such failure resulting from his incapacity due to physical or mental illness) except to the extent such conduct also constitutes "Cause" under clause D.(ii) below (in which case clause D.(ii) shall apply) or (ii) the engaging by the Employee in any conduct which has a material adverse financial effect on or is materially injurious to the Company or any Bank Subsidiary and which was not done or omitted to be done in good faith and in the best interests of the Company or any Bank Subsidiary or the engaging by Employee in any conduct which is illegal or dishonest either in connection with Employee's duties as an employee of Employer or, if not so connected, which reflects in a materially adverse way on Employee's fitness to serve in the capacity employed by Employer; or (iii) the issuance of a removal order or similar order by a governmental regulatory agency with appropriate jurisdiction prohibiting Employee from participating in the affairs of the Company or any Bank Subsidiary. For purposes of determining the existence of "Cause" under either clause D.(i) or D.(ii) above any act or failure to act based upon authority given pursuant to a resolution duly adopted in the case of clause D.(i) above by the Board of Directors of the Employer or, in the case of clause D.(ii) above, by the Board of Directors of either the Employer or the Company, if different, or, in the case of either clause D.(i ) or D.(ii) above, based upon the advice of counsel for the Company shall be conclusively presumed not to constitute "Cause". In addition, Employee's attention to matters not directly related to the business of the Employer shall not provide a basis for termination for Cause under either clause D.(i) or (ii) above so long as either the Board or the Board of Directors of the Employer has approved Employee's engagement in such activities. After the Effective Date, Employee's employment shall not be terminated for Cause unless and until there shall have been delivered to Employee a copy of a resolution duly adopted by the affirmative vote of not less than 75% of the entire membership of the Board (excluding Employee if he is a Board member) at a meeting of such Board called and held for such purpose (after a reasonable notice to Employee and an opportunity for Employee, together with his counsel, to be heard before the Board), finding that in the good faith opinion of the Board Cause exists under clause D.(i), D.(ii) or D.(iii) above and specifying the particulars thereof in detail. In such event, Employee shall have a reasonable period of time prior to the adoption by the Board of the resolution referred to in the immediately preceding sentence in which to correct the alleged basis for Cause, provided, however, that the alleged violation is neither dishonest nor criminal or provided that Employee is not prohibited from correcting the alleged violation by the terms of a removal or similar order by a governmental agency. For purposes of the immediately preceding sentence, it is agreed that thirty (30) days after written demand for performance is delivered to the Employee by the Board (excluding Employee if Employee is a Board member) specifically identifying the conduct believed to constitute "Cause" shall be deemed a reasonable time to correct any such alleged violation but if Employee is unable, after due and diligent efforts, to correct the alleged failure of performance within such thirty (30) day period, and, if the Board (excluding Employee if Employee is a Board member) determines that Employee is using his best efforts to make such correction and that the alleged violation can be corrected, the Board shall extend the thirty (30) day period by such time as is reasonably necessary in the Board's good faith judgment for the Employee to effect expeditiously such correction and shall give Employee written notice of the date so extended.


         E. "Change in Control" or "Change in Control of the Employer" means a change in control which occurs when: (i) the Incumbent Board ceases for any reason to constitute at least the majority of the Board, provided that any person becoming a director subsequent to Effective Date whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least 75% of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director, without objection to such nomination) shall be, for purposes of this clause E.(i) considered as though such person were a member of the Incumbent Board; (ii) all or substantially all of the assets of the Company are sold, transferred or conveyed by any means, including but not limited to direct purchase or merger, if the transferee is not controlled by the Company, control meaning the ownership of more than 50% of the combined voting power of such entity's voting securities; or (iii) the Company is merged or consolidated with another corporation or entity and as a result of such merger or consolidation less than 75% of the outstanding voting securities of the surviving or resulting corporation or entity shall be owned in the aggregate by the former shareholders of the Company. Notwithstanding anything in the foregoing to the contrary, no Change in Control shall be deemed to have occurred for purposes of this Agreement by virtue of any transaction (w) which results in the Employee or a group of Persons which includes the Employee, acquiring, directly or indirectly, 20% or more of the combined voting power of the Company's voting securities; (x) arranged or caused by a federal bank regulatory agency possessing appropriate jurisdiction on the grounds of failing financial condition of the Company or any Subsidiary Bank which results in the acquisition, directly or indirectly, of 20% or more of the combined voting power of the Company's voting securities by any Person; (y) initiated, caused, arranged, promoted, assisted or facilitated in whole or part by the Employee without the prior express approval of the Incumbent Board (including members of the Board who are deemed members of the Incumbent Board under the provisions of clause E(i) above); or (z) which results in the Company, any subsidiary of the Company or any profit-sharing plan, employee stock ownership plan or employee benefit plan of the Company or any of its subsidiaries (or any trustee of or fiduciary with respect to any such plan acting in such capacity) acquiring, directly or indirectly, 20% or more of the combined voting power of the Company's voting securities.
         F. "Code" means the Internal Revenue Code of 1986, as amended from time to time.
         G. "Date of Termination" means (i) if Employee's employment with Employer is terminated by Employee for other than Good Reason, sixty (60) days after Notice of Termination is given by the Company, (ii) if Employee's employment with Employer is terminated for Disability, thirty (30) days after Notice of Termination is given by the Company (provided that the Employee shall not have returned to the performance of his duties with Employer on a full-time basis during such thirty (30) day period), (iii) except as otherwise provided in this paragraph, if Employee's employment is to be terminated with Employer for Cause or by the Employee for Good Reason, the date specified in the Notice of Termination given by the Company; (iv) the date of Employee's death, or (v) if Employee's employment is to be terminated with Employer for any reason other than Cause or Disability, the date specified in the Notice of Termination given by the Company, which in no event shall be a date earlier than sixty (60) days after the date on which such Notice of Termination is given by the Company, unless an earlier date has been expressly agreed to by the Employee in writing either in advance of, or after, receiving such Notice of Termination. Except for termination for Cause under clause I. D.(iii) if, after the Effective Date, Employee has not previously expressly agreed in writing to the termination, then within thirty (30) days after receipt by the Employee of the Notice of Termination by Company the Employee may notify the Company that a dispute exists concerning the termination, in which event the Date of Termination shall be either the date set by mutual written consent of the parties or the date the dispute is resolved. During the pendency of any such dispute, the Employee will continue to be paid his full compensation in effect prior to the time the Notice of Termination is given and until the dispute is resolved.
         H. "Disability" means (i) as a result of Employee's inability due to physical or mental illness, Employee shall have been absent from the full-time performance of his duties with the Employer for six (6) consecutive months, and
(ii) within thirty (30) days after Notice of Termination is given Employee shall not have returned to the full-time performance of his duties.
         I. "Effective Date" means the date and time at which a Change in Control occurs with respect to Company.
         J. "Employer" includes the corporation identified as such in this Agreement and any corporation or other entity which is the surviving or continuing entity in respect of any merger, consolidation or form of business combination in which the Employer ceases to exist.
         K. "Employment Year" means the 12-month period beginning with the Effective Date and each 12-month period beginning on the annual anniversary of such Effective Date thereafter.
         L. "Federal Funds Rate" means a rate of interest equal to the average of (i) the near closing bid and (ii) offered as quoted in the Wall Street Journal for reserves traded among commercial banks for overnight use in amounts of $1,000,000 or more. Should such rate of interest ever cease to exist, the parties shall mutually agree upon a comparable rate of interest. "Average Federal Funds Rate for the Quarter" shall be the sum of the Federal Funds Rate for each business day in the quarter (a quarter is a period which begins on January 1, April 1, July 1 or October 1 and ends on March 31, June 30, September 30 or December 31, respectively) divided by the number of business days in such quarter.

         M. "Good Reason" means:
                  (i) An adverse change in Employee's status or position(s) as an officer or director of the Employer after a Change in Control including, without limitation, any adverse change in Employee's status or position as a result of a material diminution of his duties or responsibilities (other than, if applicable, any such change directly attributable solely to the fact that the Company is no longer publicly owned) or the assignment to Employee after a Change in Control of any duties or responsibilities which, in Employee's reasonable judgment, are inconsistent with such status or position(s), or any removal of Employee from or any failure to reappoint or reelect Employee after a Change in Control to such position(s) (except in connection with the termination of Employee's employment for Cause, Disability or Retirement or as a result of Employee's death or by Employee other than for Good Reason);
                  (ii) The failure by the Company to obtain from any Successor the assent to this Agreement hereinafter required;
                  (iii) When a Notice of Termination is required hereunder for termination of Employee under this Agreement, any purported termination of the Employee's employment after a Change in Control which is not effected pursuant to a Notice of Termination satisfying the applicable requirements of Section
I.0. hereof (and, if applicable, Section I. D. hereof);
                  (iv) The failure by Company, Employer or Successor, as the case may be, to continue in effect after a Change in Control any Plans in which Employee participates at the time of the Change in Control (or Plans providing Employee with at least substantially similar benefits) other than as a result of the normal expiration of any such Plan in accordance with its terms as in effect at the time of the Change in Control, or the taking of any action, or the failure to act, by Company, Employer or Successor after a Change in Control which would adversely affect Employee's continued participation in any of such Plans on at least as favorable a basis as existing on the date of the Change in Control or which would materially reduce Employee's benefits in the future under any such Plans or deprive Employee of any material benefit enjoyed by the Employee at the time of the Change in Control;
                  (v) The failure by Company, Employer or Successor, as the case may be, after a Change in Control to provide and credit Employee with number of paid vacation days to which Employee would then be entitled in accordance with this Agreement or in accordance with the vacation policy applicable to Employee as in effect at the time of the Change in Control, whichever is greater;
                  (vi) Company, Employer or Successor, as the case may be, requiring the Employee after a Change in Control to be based anywhere other than where his office is located immediately prior to the Change in Control except for required travel on business for the Company, Employer or Successor to an extent substantially consistent with the business travel obligations which Employee undertook on behalf of Employer or Company prior to the Change in Control;
                  (vii) Any refusal by Company, Employer or Successor, as the case may be, after a Change in Control to continue to allow Employee to attend to matters or engage in activities not directly related to the business thereof which, prior to the Change in Control of the Employer, Employee was permitted by Employer or Company to attend to or engage in; or
                  (ix) Notwithstanding anything to the contrary in this Agreement, a termination by the Executive of employment for any or no reason during the period beginning on the day which is the 366th day after the Effective Date and ending at midnight on the day which is the 396th day after the Effective Date shall be deemed to be a termination for Good Reason for all purposes of this Agreement.
         N. "Incumbent Board" means the Board as constituted on the date hereof.
         O. "Notice of Termination" means a written notice that indicates the specific termination provision of this Agreement set forth in Section II relied upon and, if the termination of Employment with Employer is for Good Reason, for Cause, or Disability, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Employee's employment under the provision so indicated. No Notice of Termination is required hereunder in the event of the Employee's death.
         P. "Person" has the meaning ascribed to that term in Sections
3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934, as amended.
         Q. "Plan" means any compensation plan such as an incentive, bonus, stock option or restricted stock plan, any pension or profit sharing plan or any welfare benefit plan (including, but not limited to health, life or disability insurance).
         R. "Retirement" means Employee's voluntary termination of all employment hereunder after the attainment of age sixty-five (65) or the attainment of age fifty-five (55) having worked full time for the Employer for a period of ten (10) consecutive Employment Years.
         S. "Successor" means any Person that succeeds to, or has the practical ability to control (either immediately or with the passage of time) the Company's business directly, by merger or consolidation, or indirectly by purchase of the Company's voting securities, all or substantially all of its assets or otherwise.





         SECTION II.  TERMINATION OF EMPLOYMENT AND SEVERANCE.
         A. Termination For Death or Disability or by Employer For Cause or by Employee for Other Than Good Reason. Upon termination by the Employee of his employment for other than Good Reason after the Effective Date, upon the termination of Employee's employment by the Employer for Cause after the Effective Date, upon termination for Disability after the Effective Date, or upon Employee's death after the Effective Date, the Company shall pay or cause to be paid to the Employee an amount equal to his full base salary with Employer through the Date of Termination at the rate in effect at the time Notice of Termination is given (if required) and all other unpaid amounts, if any, to which Employee is entitled as of the Date of Termination under any Plan or arrangement applicable to Employee at the Date of Termination. In the event of Employee's death and the foregoing amounts shall be determined on the date of death.
         B. Termination Under Certain Other Circumstances. Upon termination of Employee's employment after the Effective Date, unless such termination is (i) because of Employee's death or Retirement, (ii) by Employer for Cause or Disability, or (iii) by Employee other than for Good Reason, Company shall (a) pay or cause to be paid to Employee as severance pay and in lieu of any further salary an amount equal to 2.99 multiplied by the Employee's annualized includable compensation for the base period, within the meaning of Section 280G(d)(1) of the Code, or any successor provision, if such termination occurs within the first twenty-four (24) months after the Effective Date; and (b) maintain in full force and effect for the continued benefit of the Employee and the Employee's dependents for a period terminating on the earliest of: (x) three years after the Date of Termination, (y) the commencement of equivalent benefits from a new employer, or (z) Employee's normal retirement date, all insured and self-insured employee welfare benefit plans in which the Employee was entitled to participate immediately prior to the Date of Termination, provided that the Employee's continued participation is possible under the general terms and provisions of such plans (and any applicable funding medium) and the Employee continues to pay an amount equal to his regular contribution, if any, under such plans for such participation. If at the end of three years after the Termination Date, the Employee has not reached his normal retirement date and has not previously received or is not then receiving equivalent benefits from a new employer, the Company shall arrange, at its sole cost and expense, to enable the Employee to convert his and his dependent's coverage under such plans to individual policies or programs upon the same terms as employees of the Company may apply for such conversions. In the event that the Employee's participation in any such plan is barred, the Company, at its sole cost and expense, shall arrange to have issued for the benefit of Employee and his dependents individual policies of insurance providing benefits substantially similar (on an after-tax basis) to those which the Employee would have been entitled to receive under such plans pursuant to clause (b) of this Section II. B. or, if such insurance is not available at a reasonable cost to the Employer, the Company shall otherwise provide the Employee and the Employee's dependents equivalent benefits (on an after-tax basis). The Employee shall not be required to pay any premiums or other charges in an amount greater than that which the Employee would have paid in order to participate in such plans. Except as provided in this Section
II. B.(b), nothing in this Agreement shall modify, limit or impair the rights or benefits to which the Employee is otherwise entitled under any other employee benefit agreement or plan with Employer or the Company. If any of the payment provided for in this Section II. B. is or will be subject to the excise tax imposed by Section 4999 of the Code or any similar tax that may hereafter be imposed ("Excise Tax") such payment shall be reduced to a smaller amount, even to zero, which smaller amount shall be the largest amount payable under this paragraph that would not be subject in whole or in part to the Excise Tax after considering all other payments to Employee required to be considered under
Section 4999 or 280G of the Code. Such payment shall be referred to as the "Severance Payment."
         In the event that the Severance Payment is subsequently determined to be less than the amount actually paid hereunder, the Employee shall repay the excess to the Company in sixty (60) equal monthly installments without interest, beginning on the first day of the first month next following such determination.
         In the event that the amount of the Severance Payment is determined to exceed the amount initially paid, the Company shall pay the Employee such difference plus interest on such difference at the Applicable Federal Rate at the time that such determination is made.
         C. Offset and Recovery. The amount of any payment provided for in this
Section II shall not be reduced, offset or subject to recovery by the Company or Successor by reason of any compensation earned by Employee as the result of employment by another employer after the Date of Termination, or otherwise but any sums paid to Employee hereunder which were not properly payable to such Employee may be recovered by or in right of the Company or Successor, together with interest at the Applicable Federal Rate.

         SECTION III.  EFFECTIVE DATE.
         A. Severance Agreement. Except as expressly provided in Subsection III.B., no provision of this Agreement other than this Section III, Section IV,
Section V, Section VII.B. through D., Section IX and Section X shall take effect and no Person shall have any rights or duties under or in connection with this Agreement until the Effective Date occurs. At the Effective Date, the rights and duties of the parties hereunder shall automatically vest and become fully enforceable in accordance with the terms of this Severance Agreement so long as Employee is, immediately preceding the Effective Date, employed by Employer, subject only to the provisions of Subsection III.B.


         B. Prior to Effective Date. At the time and on the date that the Incumbent Board (whose membership shall be determined in accordance with clause
I. E.(i) of this Agreement) authorizes Employer to enter into discussions or negotiations with any Person concerning a Change of Control or authorizes Employer to seek a Person or Person with which to discuss or negotiate a Change of Control of Employer ("Change of Control Authorization"), the parties' rights and duties under their Agreement shall vest immediately if Employee is employed by Employer at the time of the Change of Control Authorization and shall be enforceable on an Effective Date occurring within two (2) years and resulting from such Change of Control Authorization so long as Employee's employment with Employer has not been terminated prior to the Effective Date (unless terminated by Employee for Good Reason [as defined in Section I.M. except that for purposes of this parenthetical clause only, the Change of Control Authorization shall substitute for the term Change in Control as used in Section I.M.] or by Employer not for Cause, in which case Employee's employment with Employer shall for purposes of this Subsection III.B. be deemed to be continuing to the Effective Date).

         SECTION IV.  SUCCESSORS; BINDING AGREEMENT.
         A. Agreement of Employer's Successor. Upon Employee's written request, Company will have any Successor, by agreement in form and substance reasonably satisfactory to Employee, assent to the fulfillment by Company of its obligations under this Agreement. Failure of Company to obtain such assent at least ten business days prior to the Effective Date shall constitute Good Reason for termination by Employee of his employment and, if a Change in Control has occurred, shall entitle Employee immediately to the benefits provided in Section II.B. hereof upon delivery by Employee of a Notice of Termination.
         B. Binding Agreement. This Agreement shall inure to the benefit of and be enforceable by Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If Employee should die while any amount would still be payable to Employee hereunder if the Employee had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to Employee's beneficiary designated in writing and delivered to Company, if any, and if none to Employee's estate.

         SECTION V.  FEES AND EXPENSES.
         Each party shall pay its own legal fees and related or other expenses incurred in connection with this Agreement, whether or not such party prevails, including, without limitation all such fees and expenses, if any, incurred in contesting or disputing any termination or seeking to obtain or enforce any right or benefit provide by this Agreement; provided, however, that, after the earlier of the Effective Date or any vesting of the parties' rights and duties hereunder prior to the Effective Date as provided in Section III.B, the Company shall pay all legal fees and related expenses incurred by Employee in connection with seeking advice regarding this Agreement, and, all such fees and expenses, if any, incurred by Employee in contesting or disputing any termination of Employee or in seeking to obtain or enforce any right or benefit provided by this Agreement, if Employee prevails.

         SECTION VI.  TAXES.
         All payments to be made to Employee under this Agreement will be subject to required withholding of federal, state and local and employment and other taxes.
         SECTION VII.  MISCELLANEOUS.
         A. Survival. The respective obligations of, and benefits afforded to, Company and Employee in Sections II, IV. B., V, VI, VII, VIII. A., C., and
D., IX and XI of this Agreement shall survive termination of this Agreement.
         B. Notice. For the purposes of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered to Employee or the _________ of Company or mailed by United States registered mail, return receipt requested, postage prepaid and addressed, in the case of Company, to the attention of the _________________ at the following address:
                  MainStreet BankGroup Incorporated
                  200 E. Church Street
                  Martinsville, Virginia 24112-5409

or, in the case of Employee, to the address set forth below the Employee's signature, provided that all notices may be sent to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.
         C. Modification; Waiver. No provision of this Agreement may be modified, waived or discharged unless such modification, waiver or discharge is agreed to in writing signed by Employee and the __________________ of Company pursuant to authorization by the Incumbent Board. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of a similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the Commonwealth of Virginia.
         D. Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

         SECTION VIII.  CONFIDENTIALITY; COVENANT NOT TO COMPETE.
         A. Confidentiality. Employee agrees that subsequent to his period of employment with Employer, he will not at any time communicate or disclose to any unauthorized person, without the written consent of the Company, any proprietary or other confidential information concerning the Company or any subsidiary of the Company, it being understood, however, that the obligations of this Section shall not apply to the extent that the aforesaid matters (i) are disclosed in circumstances where Employee is legally required to do so or (ii) become generally known to and available for use by the public otherwise than by the Employee's wrongful act or omission.
         B. Covenant Not to Compete. If the Employee's employment with the Employer is terminated after the Effective Date or any vesting of the parties' rights and duties hereunder prior to the Effective Date as provided in Section III.B by Employee other than for Good Reason, the Employee agrees that for a period of 2 years from the date his employment is terminated, he will not, without the consent in writing of the Chief Executive Officer of the Company or Successor, become an officer, employee, agent, partner, director or substantial stockholder of any entity engaged in the commercial or retail banking, lending, leasing or trust business within a 100 mile radius of the main office of the Employer, or become associated in any substantial manner with any entity in the process of formation to engage in the retail or commercial banking, lending, leasing or trust business, or any group that intends to form any such entity in the geographical area described above.
         C. Relief. In the event of Employee's actual or threatened breach of this Section, the Company or Successor, as the case may be, shall be entitled to a preliminary restraining order and an injunction restraining the Employee from violating its provisions. In the event the Employee terminates his employment after the Effective Date for other than Good Reason and his actual date of terminating his employment is less than sixty (60) days after his Notice of Termination, the Employee will pay to the Employer, as liquidated damages and not as a penalty, an amount equal to the Employee's base salary then in effect, computed on a per diem basis, multiplied by sixty (60) or, in the event that Employee or his heirs or personal representatives are mistakenly paid any amounts pursuant to Section II or Section V of this Agreement, the Employee shall repay such amounts to Company or Successor together with interest at the Applicable Federal Rate from the date so paid to the Employee to the date of Employee's repayment to the Company or Successor.
         D. Other Remedies. Nothing in this Agreement shall be construed to prohibit the Company or Successor from pursuing any other available remedies for such breach or threatened breach, including the recovery of damages from the Employee. If at the time of enforcement of Subsection VIII.B., the duration, scope or area restrictions stated herein are held to be unreasonable under the circumstances then existing and, thus, unenforceable, the Company and Employee agree that the maximum duration, scope or area reasonable under such circumstances shall be substituted for the stated duration, scope or area.

         SECTION IX.  RELATED AGREEMENTS.
         To the extent that any provision of any other agreement between Company or any of its subsidiaries and Employee shall limit, qualify or be inconsistent with any provision of this Agreement, then for purposes of this Agreement, while the same shall remain in force, the provision of this Agreement shall control and such provision of such other agreement shall be deemed to have been superseded, and to be of no force or effect, as if such other agreement had been formally amended to the extent necessary to accomplish such purpose.
         SECTION X.  COUNTERPARTS.
         This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

         SECTION XI.  ARBITRATION.
         Any dispute or controversy arising under or in connection with this Agreement after the Effective Date shall be settled exclusively by arbitration in Roanoke, Virginia by three arbitrators in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrators' award in any court having jurisdiction. The arbitration panel shall be selected as follows: one arbitrator shall be selected by the Employee; one arbitrator shall be selected by the Company; and one arbitrator shall be selected by the two other arbitrators. The Company shall bear all costs and expenses of the arbitration proceeding.

         IN WITNESS WHEREOF, the parties have executed this Agreement as of ________________________, 1997

                                               MAINSTREET BANKGROUP INCORPORATED

                                               By:______________________________

                                               Its:_____________________________

                                               Employee:

---------------------------------

                                               Address:

                                               ---------------------------------

                                               ---------------------------------

                                              Exhibit 10 (iii)(B)(6)2.

                           SEVERANCE AGREEMENT BETWEEN
                        MAINSTREET BANKGROUP INCORPORATED
                           AND _______________________

         This Severance Agreement ("Agreement"), dated for purposes of identification, _______________, is made and entered into between MainStreet BankGroup Incorporated ("Company"), a Virginia corporation, and
____________________ ("Employee").

         WHEREAS, Employee is employed as ______________ of _________________
         ("Employer"); and
         WHEREAS, Company desires to provide Employee with certain benefits in the event that Employee's employment with Employer is terminated under the circumstances specified in this Agreement;
         WHEREAS, Employee desires to continue employment with Employer and to accept Company's offer of the benefits specified in this Agreement; NOW, THEREFORE, in consideration of the premises and mutual covenants and agreements hereinafter set forth, the parties hereto agree as follows:

         SECTION I. DEFINITIONS. As used in this Agreement, the following capitalized terms have the indicated meanings unless the context clearly requires otherwise:
     A. "Applicable Federal Rate" has the meaning ascribed to that term in
Section 1274(b)(2)(B) of the Code.
     B. "Bank Subsidiary" means any one or more of the following: Piedmont Trust Bank, Bank of Ferrum, First Community Bank of Saltville, First Community Bank, Bank of Carroll, The First Bank of Stuart, First National Bank of Clifton Forge, Hanover Bank, MainStreet Trust Company, National Association and any other bank or subsidiary as to which Company is now or hereafter deemed a bank holding company under the applicable regulations of the Board of Governors of the Federal Reserve System.
     C. "Board" means the Board of Directors of the Company, unless otherwise specified.
     D. "Cause" means (i) the continued failure by Employee to perform his duties as an employee of Employer (other than any such failure resulting from his incapacity due to physical or mental illness) except to the extent such conduct also constitutes "Cause" under clause D.(ii) below (in which case clause D.(ii) shall apply) or (ii) the engaging by the Employee in any conduct which has a material adverse financial effect on or is materially injurious to the Company or any Bank Subsidiary and which was not done or omitted to be done in good faith and in the best interests of the Company or any Bank Subsidiary or the engaging by Employee in any conduct which is illegal or dishonest either in connection with Employee's duties as an employee of Employer or, if not so connected, which reflects in a materially adverse way on Employee's fitness to serve in the capacity employed by Employer; or (iii) the issuance of a removal order or similar order by a governmental regulatory agency with appropriate jurisdiction prohibiting Employee from participating in the affairs of the Company or any Bank Subsidiary. For purposes of determining the existence of "Cause" under either clause D.(i) or D.(ii) above any act or failure to act based upon authority given pursuant to a resolution duly adopted in the case of clause D.(i) above by the Board of Directors of the Employer or, in the case of clause D.(ii) above, by the Board of Directors of either the Employer or the Company, if different, or, in the case of either clause D.(i ) or D.(ii) above, based upon the advice of counsel for the Company shall be conclusively presumed not to constitute "Cause". In addition, Employee's attention to matters not directly related to the business of the Employer shall not provide a basis for termination for Cause under either clause D.(i) or (ii) above so long as either the Board or the Board of Directors of the Employer has approved Employee's engagement in such activities. After the Effective Date, Employee's employment shall not be terminated for Cause unless and until there shall have been delivered to Employee a copy of a resolution duly adopted by the affirmative vote of not less than 75% of the entire membership of the Board (excluding Employee if he is a Board member) at a meeting of such Board called and held for such purpose (after a reasonable notice to Employee and an opportunity for Employee, together with his counsel, to be heard before the Board), finding that in the good faith opinion of the Board Cause exists under clause D.(i), D.(ii) or D.(iii) above and specifying the particulars thereof in detail. In such event, Employee shall have a reasonable period of time prior to the adoption by the Board of the resolution referred to in the immediately preceding sentence in which to correct the alleged basis for Cause, provided, however, that the alleged violation is neither dishonest nor criminal or provided that Employee is not prohibited from correcting the alleged violation by the terms of a removal or similar order by a governmental agency. For purposes of the immediately preceding sentence, it is agreed that thirty (30) days after written demand for performance is delivered to the Employee by the Board (excluding Employee if Employee is a Board member) specifically identifying the conduct believed to constitute "Cause" shall be deemed a reasonable time to correct any such alleged violation but if Employee is unable, after due and diligent efforts, to correct the alleged failure of performance within such thirty (30) day period, and, if the Board (excluding Employee if Employee is a Board member) determines that Employee is using his best efforts to make such correction and that the alleged violation can be corrected, the Board shall extend the thirty (30) day period by such time as is reasonably necessary in the Board's good faith judgment for the Employee to effect expeditiously such correction and shall give Employee written notice of the date so extended.



         E. "Change in Control" or "Change in Control of the Employer" means a change in control which occurs when: (i) the Incumbent Board ceases for any reason to constitute at least the majority of the Board, provided that any person becoming a director subsequent to Effective Date whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least 75% of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director, without objection to such nomination) shall be, for purposes of this clause E.(i) considered as though such person were a member of the Incumbent Board; (ii) all or substantially all of the assets of the Company are sold, transferred or conveyed by any means, including but not limited to direct purchase or merger, if the transferee is not controlled by the Company, control meaning the ownership of more than 50% of the combined voting power of such entity's voting securities; or (iii) the Company is merged or consolidated with another corporation or entity and as a result of such merger or consolidation less than 75% of the outstanding voting securities of the surviving or resulting corporation or entity shall be owned in the aggregate by the former shareholders of the Company. Notwithstanding anything in the foregoing to the contrary, no Change in Control shall be deemed to have occurred for purposes of this Agreement by virtue of any transaction (w) which results in the Employee or a group of Persons which includes the Employee, acquiring, directly or indirectly, 20% or more of the combined voting power of the Company's voting securities; (x) arranged or caused by a federal bank regulatory agency possessing appropriate jurisdiction on the grounds of failing financial condition of the Company or any Subsidiary Bank which results in the acquisition, directly or indirectly, of 20% or more of the combined voting power of the Company's voting securities by any Person; (y) initiated, caused, arranged, promoted, assisted or facilitated in whole or part by the Employee without the prior express approval of the Incumbent Board (including members of the Board who are deemed members of the Incumbent Board under the provisions of clause E(i) above); or (z) which results in the Company, any subsidiary of the Company or any profit-sharing plan, employee stock ownership plan or employee benefit plan of the Company or any of its subsidiaries (or any trustee of or fiduciary with respect to any such plan acting in such capacity) acquiring, directly or indirectly, 20% or more of the combined voting power of the Company's voting securities.
         F. "Code" means the Internal Revenue Code of 1986, as amended from time to time.
         G. "Date of Termination" means (i) if Employee's employment with Employer is terminated by Employee for other than Good Reason, sixty (60) days after Notice of Termination is given by the Company, (ii) if Employee's employment with Employer is terminated for Disability, thirty (30) days after Notice of Termination is given by the Company (provided that the Employee shall not have returned to the performance of his duties with Employer on a full-time basis during such thirty (30) day period), (iii) except as otherwise provided in this paragraph, if Employee's employment is to be terminated with Employer for Cause or by the Employee for Good Reason, the date specified in the Notice of Termination given by the Company; (iv) the date of Employee's death, or (v) if Employee's employment is to be terminated with Employer for any reason other than Cause or Disability, the date specified in the Notice of Termination given by the Company, which in no event shall be a date earlier than sixty (60) days after the date on which such Notice of Termination is given by the Company, unless an earlier date has been expressly agreed to by the Employee in writing either in advance of, or after, receiving such Notice of Termination. Except for termination for Cause under clause I. D.(iii) if, after the Effective Date, Employee has not previously expressly agreed in writing to the termination, then within thirty (30) days after receipt by the Employee of the Notice of Termination by Company the Employee may notify the Company that a dispute exists concerning the termination, in which event the Date of Termination shall be either the date set by mutual written consent of the parties or the date the dispute is resolved. During the pendency of any such dispute, the Employee will continue to be paid his full compensation in effect prior to the time the Notice of Termination is given and until the dispute is resolved.
         H. "Disability" means (i) as a result of Employee's inability due to physical or mental illness, Employee shall have been absent from the full-time performance of his duties with the Employer for six (6) consecutive months, and
(ii) within thirty (30) days after Notice of Termination is given Employee shall not have returned to the full-time performance of his duties.
         I. "Effective Date" means the date and time at which a Change in Control occurs with respect to Company.
         J. "Employer" includes the corporation identified as such in this Agreement and any corporation or other entity which is the surviving or continuing entity in respect of any merger, consolidation or form of business combination in which the Employer ceases to exist.
         K. "Employment Year" means the 12-month period beginning with the Effective Date and each 12-month period beginning on the annual anniversary of such Effective Date thereafter.
         L. "Federal Funds Rate" means a rate of interest equal to the average of (i) the near closing bid and (ii) offered as quoted in the Wall Street Journal for reserves traded among commercial banks for overnight use in amounts of $1,000,000 or more. Should such rate of interest ever cease to exist, the parties shall mutually agree upon a comparable rate of interest. "Average Federal Funds Rate for the Quarter" shall be the sum of the Federal Funds Rate for each business day in the quarter (a quarter is a period which begins on January 1, April 1, July 1 or October 1 and ends on March 31, June 30, September 30 or December 31, respectively) divided by the number of business days in such quarter.

         M. "Good Reason" means:
                  (i) An adverse change in Employee's status or position(s) as an officer or director of the Employer after a Change in Control including, without limitation, any adverse change in Employee's status or position as a result of a material diminution of his duties or responsibilities (other than, if applicable, any such change directly attributable solely to the fact that the Company is no longer publicly owned) or the assignment to Employee after a Change in Control of any duties or responsibilities which, in Employee's reasonable judgment, are inconsistent with such status or position(s), or any removal of Employee from or any failure to reappoint or reelect Employee after a Change in Control to such position(s) (except in connection with the termination of Employee's employment for Cause, Disability or Retirement or as a result of Employee's death or by Employee other than for Good Reason);
                  (ii) The failure by the Company to obtain from any Successor the assent to this Agreement hereinafter required;
                  (iii) When a Notice of Termination is required hereunder for termination of Employee under this Agreement, any purported termination of the Employee's employment after a Change in Control which is not effected pursuant to a Notice of Termination satisfying the applicable requirements of Section
I.0. hereof (and, if applicable, Section I. D. hereof);
                  (iv) The failure by Company, Employer or Successor, as the case may be, to continue in effect after a Change in Control any Plans in which Employee participates at the time of the Change in Control (or Plans providing Employee with at least substantially similar benefits) other than as a result of the normal expiration of any such Plan in accordance with its terms as in effect at the time of the Change in Control, or the taking of any action, or the failure to act, by Company, Employer or Successor after a Change in Control which would adversely affect Employee's continued participation in any of such Plans on at least as favorable a basis as existing on the date of the Change in Control or which would materially reduce Employee's benefits in the future under any such Plans or deprive Employee of any material benefit enjoyed by the Employee at the time of the Change in Control;
                  (v) The failure by Company, Employer or Successor, as the case may be, after a Change in Control to provide and credit Employee with number of paid vacation days to which Employee would then be entitled in accordance with this Agreement or in accordance with the vacation policy applicable to Employee as in effect at the time of the Change in Control, whichever is greater;
                  (vi) Company, Employer or Successor, as the case may be, requiring the Employee after a Change in Control to be based anywhere other than where his office is located immediately prior to the Change in Control except for required travel on business for the Company, Employer or Successor to an extent substantially consistent with the business travel obligations which Employee undertook on behalf of Employer or Company prior to the Change in Control;
                  (vii) Any refusal by Company, Employer or Successor, as the case may be, after a Change in Control to continue to allow Employee to attend to matters or engage in activities not directly related to the business thereof which, prior to the Change in Control of the Employer, Employee was permitted by Employer or Company to attend to or engage in; or
                  (ix) Notwithstanding anything to the contrary in this Agreement, a termination by the Executive of employment for any or no reason during the period beginning on the day which is the 366th day after the Effective Date and ending at midnight on the day which is the 396th day after the Effective Date shall be deemed to be a termination for Good Reason for all purposes of this Agreement.
         N. "Incumbent Board" means the Board as constituted on the date hereof.
         O. "Notice of Termination" means a written notice that indicates the specific termination provision of this Agreement set forth in Section II relied upon and, if the termination of Employment with Employer is for Good Reason, for Cause, or Disability, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Employee's employment under the provision so indicated. No Notice of Termination is required hereunder in the event of the Employee's death.
         P. "Person" has the meaning ascribed to that term in Sections
3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934, as amended.
         Q. "Plan" means any compensation plan such as an incentive, bonus, stock option or restricted stock plan, any pension or profit sharing plan or any welfare benefit plan (including, but not limited to health, life or disability insurance).
         R. "Retirement" means Employee's voluntary termination of all employment hereunder after the attainment of age sixty-five (65) or the attainment of age fifty-five (55) having worked full time for the Employer for a period of ten (10) consecutive Employment Years.
         S. "Successor" means any Person that succeeds to, or has the practical ability to control (either immediately or with the passage of time) the Company's business directly, by merger or consolidation, or indirectly by purchase of the Company's voting securities, all or substantially all of its assets or otherwise.

         SECTION II.  TERMINATION OF EMPLOYMENT AND SEVERANCE.
         A. Termination For Death or Disability or by Employer For Cause or by Employee for Other Than Good Reason. Upon termination by the Employee of his employment for other than Good Reason after the Effective Date, upon the termination of Employee's employment by the Employer for Cause after the Effective Date, upon termination for Disability after the Effective Date, or upon Employee's death after the Effective Date, the Company shall pay or cause to be paid to the Employee an amount equal to his full base salary with Employer through the Date of Termination at the rate in effect at the time Notice of Termination is given (if required) and all other unpaid amounts, if any, to which Employee is entitled as of the Date of Termination under any Plan or arrangement applicable to Employee at the Date of Termination. In the event of Employee's death and the foregoing amounts shall be determined on the date of death.
         B. Termination Under Certain Other Circumstances. Upon termination of Employee's employment after the Effective Date, unless such termination is (i) because of Employee's death or Retirement, (ii) by Employer for Cause or Disability, or (iii) by Employee other than for Good Reason, Company shall (a) pay or cause to be paid to Employee as severance pay and in lieu of any further salary an amount equal to the Employee's annualized includable compensation for the base period, within the meaning of Section 280G(d)(1) of the Code, or any successor provision, if such termination occurs within the first twenty-four
(24) months after the Effective Date; and (b) maintain in full force and effect for the continued benefit of the Employee and the Employee's dependents for a period terminating on the earliest of: (x) one year after the Date of Termination, (y) the commencement of equivalent benefits from a new employer, or
(z) Employee's normal retirement date, all insured and self-insured employee welfare benefit plans in which the Employee was entitled to participate immediately prior to the Date of Termination, provided that the Employee's continued participation is possible under the general terms and provisions of such plans (and any applicable funding medium) and the Employee continues to pay an amount equal to his regular contribution, if any, under such plans for such participation. If at the end of one year after the Termination Date, the Employee has not reached his normal retirement date and has not previously received or is not then receiving equivalent benefits from a new employer, the Company shall arrange, at its sole cost and expense, to enable the Employee to convert his and his dependent's coverage under such plans to individual policies or programs upon the same terms as employees of the Company may apply for such conversions. In the event that the Employee's participation in any such plan is barred, the Company, at its sole cost and expense, shall arrange to have issued for the benefit of Employee and his dependents individual policies of insurance providing benefits substantially similar (on an after-tax basis) to those which the Employee would have been entitled to receive under such plans pursuant to clause (b) of this Section II. B. or, if such insurance is not available at a reasonable cost to the Employer, the Company shall otherwise provide the Employee and the Employee's dependents equivalent benefits (on an after-tax basis). The Employee shall not be required to pay any premiums or other charges in an amount greater than that which the Employee would have paid in order to participate in such plans. Except as provided in this Section II. B.(b), nothing in this Agreement shall modify, limit or impair the rights or benefits to which the Employee is otherwise entitled under any other employee benefit agreement or plan with Employer or the Company. If any of the payment provided for in this
Section II. B. is or will be subject to the excise tax imposed by Section 4999 of the Code or any similar tax that may hereafter be imposed ("Excise Tax") such payment shall be reduced to a smaller amount, even to zero, which smaller amount shall be the largest amount payable under this paragraph that would not be subject in whole or in part to the Excise Tax after considering all other payments to Employee required to be considered under Section 4999 or 280G of the Code. Such payment shall be referred to as the "Severance Payment."
         In the event that the Severance Payment is subsequently determined to be less than the amount actually paid hereunder, the Employee shall repay the excess to the Company in sixty (60) equal monthly installments without interest, beginning on the first day of the first month next following such determination.
         In the event that the amount of the Severance Payment is determined to exceed the amount initially paid, the Company shall pay the Employee such difference plus interest on such difference at the Applicable Federal Rate at the time that such determination is made.
         C. Offset and Recovery. The amount of any payment provided for in this
Section II shall not be reduced, offset or subject to recovery by the Company or Successor by reason of any compensation earned by Employee as the result of employment by another employer after the Date of Termination, or otherwise but any sums paid to Employee hereunder which were not properly payable to such Employee may be recovered by or in right of the Company or Successor, together with interest at the Applicable Federal Rate.

         SECTION III.  EFFECTIVE DATE.
         A. Severance Agreement. Except as expressly provided in Subsection III.B., no provision of this Agreement other than this Section III, Section IV,
Section V, Section VII.B. through D., Section IX and Section X shall take effect and no Person shall have any rights or duties under or in connection with this Agreement until the Effective Date occurs. At the Effective Date, the rights and duties of the parties hereunder shall automatically vest and become fully enforceable in accordance with the terms of this Severance Agreement so long as Employee is, immediately preceding the Effective Date, employed by Employer, subject only to the provisions of Subsection III.B.
         B. Prior to Effective Date. At the time and on the date that the Incumbent Board (whose membership shall be determined in accordance with clause
I. E.(i) of this Agreement) authorizes Employer to enter into discussions or negotiations with any Person concerning a Change of Control or authorizes Employer to seek a Person or Person with which to discuss or negotiate a Change of Control of Employer ("Change of Control Authorization"), the parties' rights and duties under their Agreement shall vest immediately if Employee is employed by Employer at the time of the Change of Control Authorization and shall be enforceable on an Effective Date occurring within two (2) years and resulting from such Change of Control Authorization so long as Employee's employment with Employer has not been terminated prior to the Effective Date (unless terminated by Employee for Good Reason [as defined in Section I.M. except that for purposes of this parenthetical clause only, the Change of Control Authorization shall substitute for the term Change in Control as used in Section I.M.] or by Employer not for Cause, in which case Employee's employment with Employer shall for purposes of this Subsection III.B. be deemed to be continuing to the Effective Date).

         SECTION IV.  SUCCESSORS; BINDING AGREEMENT.
         A. Agreement of Employer's Successor. Upon Employee's written request, Company will have any Successor, by agreement in form and substance reasonably satisfactory to Employee, assent to the fulfillment by Company of its obligations under this Agreement. Failure of Company to obtain such assent at least ten business days prior to the Effective Date shall constitute Good Reason for termination by Employee of his employment and, if a Change in Control has occurred, shall entitle Employee immediately to the benefits provided in Section II.B. hereof upon delivery by Employee of a Notice of Termination.
         B. Binding Agreement. This Agreement shall inure to the benefit of and be enforceable by Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If Employee should die while any amount would still be payable to Employee hereunder if the Employee had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to Employee's beneficiary designated in writing and delivered to Company, if any, and if none to Employee's estate.

         SECTION V.  FEES AND EXPENSES.
         Each party shall pay its own legal fees and related or other expenses incurred in connection with this Agreement, whether or not such party prevails, including, without limitation all such fees and expenses, if any, incurred in contesting or disputing any termination or seeking to obtain or enforce any right or benefit provide by this Agreement; provided, however, that, after the earlier of the Effective Date or any vesting of the parties' rights and duties hereunder prior to the Effective Date as provided in Section III.B, the Company shall pay all legal fees and related expenses incurred by Employee in connection with seeking advice regarding this Agreement, and, all such fees and expenses, if any, incurred by Employee in contesting or disputing any termination of Employee or in seeking to obtain or enforce any right or benefit provided by this Agreement, if Employee prevails.

         SECTION VI.  TAXES.
         All payments to be made to Employee under this Agreement will be subject to required withholding of federal, state and local and employment and other taxes.

     SECTION VII. MISCELLANEOUS.

     A. Survival. The respective obligations of, and benefits afforded to, Company and Employee in Sections II, IV. B., V, VI, VII, VIII. A., C., and D., IX and XI of this Agreement shall survive termination of this Agreement.

     B. Notice. For the purposes of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered to Employee or the _________ of Company or mailed by United States registered mail, return receipt requested, postage prepaid and addressed, in the case of Company, to the attention of the _________________ at the following address:
                  MainStreet BankGroup Incorporated
                  200 E. Church Street
                  Martinsville, Virginia 24112-5409

or, in the case of Employee, to the address set forth below the Employee's signature, provided that all notices may be sent to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.
     C. Modification; Waiver. No provision of this Agreement may be modified, waived or discharged unless such modification, waiver or discharge is agreed to in writing signed by Employee and the __________________ of Company pursuant to authorization by the Incumbent Board. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of a similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the Commonwealth of Virginia.
         D. Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

         SECTION VIII.  CONFIDENTIALITY; COVENANT NOT TO COMPETE.
         A. Confidentiality. Employee agrees that subsequent to his period of employment with Employer, he will not at any time communicate or disclose to any unauthorized person, without the written consent of the Company, any proprietary or other confidential information concerning the Company or any subsidiary of the Company, it being understood, however, that the obligations of this Section shall not apply to the extent that the aforesaid matters (i) are disclosed in circumstances where Employee is legally required to do so or (ii) become generally known to and available for use by the public otherwise than by the Employee's wrongful act or omission.
         B. Covenant Not to Compete. If the Employee's employment with the Employer is terminated after the Effective Date or any vesting of the parties' rights and duties hereunder prior to the Effective Date as provided in Section III.B by Employee other than for Good Reason, the Employee agrees that for a period of 2 years from the date his employment is terminated, he will not, without the consent in writing of the Chief Executive Officer of the Company or Successor, become an officer, employee, agent, partner, director or substantial stockholder of any entity engaged in the commercial or retail banking, lending, leasing or trust business within a 100 mile radius of the main office of the Employer, or become associated in any substantial manner with any entity in the process of formation to engage in the retail or commercial banking, lending, leasing or trust business, or any group that intends to form any such entity in the geographical area described above.
         C. Relief. In the event of Employee's actual or threatened breach of this Section, the Company or Successor, as the case may be, shall be entitled to a preliminary restraining order and an injunction restraining the Employee from violating its provisions. In the event the Employee terminates his employment after the Effective Date for other than Good Reason and his actual date of terminating his employment is less than sixty (60) days after his Notice of Termination, the Employee will pay to the Employer, as liquidated damages and not as a penalty, an amount equal to the Employee's base salary then in effect, computed on a per diem basis, multiplied by sixty (60) or, in the event that Employee or his heirs or personal representatives are mistakenly paid any amounts pursuant to Section II or Section V of this Agreement, the Employee shall repay such amounts to Company or Successor together with interest at the Applicable Federal Rate from the date so paid to the Employee to the date of Employee's repayment to the Company or Successor.
         D. Other Remedies. Nothing in this Agreement shall be construed to prohibit the Company or Successor from pursuing any other available remedies for such breach or threatened breach, including the recovery of damages from the Employee. If at the time of enforcement of Subsection VIII. B., the duration, scope or area restrictions stated herein are held to be unreasonable under the circumstances then existing and, thus, unenforceable, the Company and Employee agree that the maximum duration, scope or area reasonable under such circumstances shall be substituted for the stated duration, scope or area.

         SECTION IX.  RELATED AGREEMENTS.
         To the extent that any provision of any other agreement between Company or any of its subsidiaries and Employee shall limit, qualify or be inconsistent with any provision of this Agreement, then for purposes of this Agreement, while the same shall remain in force, the provision of this Agreement shall control and such provision of such other agreement shall be deemed to have been superseded, and to be of no force or effect, as if such other agreement had been formally amended to the extent necessary to accomplish such purpose.

         SECTION X.  COUNTERPARTS.
         This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

         SECTION XI.  ARBITRATION.
         Any dispute or controversy arising under or in connection with this Agreement after the Effective Date shall be settled exclusively by arbitration in Roanoke, Virginia by three arbitrators in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrators' award in any court having jurisdiction. The arbitration panel shall be selected as follows: one arbitrator shall be selected by the Employee; one arbitrator shall be selected by the Company; and one arbitrator shall be selected by the two other arbitrators. The Company shall bear all costs and expenses of the arbitration proceeding.







         IN WITNESS WHEREOF, the parties have executed this Agreement as of ________________________, 1997.

                                              MAINSTREET BANKGROUP INCORPORATED

                                              By:______________________________

                                              Its:______________________________

                                              Employee:

---------------------------------

                                              Address:

                                              ---------------------------------

                                              ---------------------------------

                                                                     Exhibit 21


                           SUBSIDIARIES OF REGISTRANT



The registrant has no "parent" as such as defined by the Securities Act of 1933, as amended. All subsidiaries of the Registrant are included in the consolidated financial statements:

                                                   Percentage     Jurisdiction
                                                       of             of
                                                   Ownership     Incorporation


      Piedmont Trust Bank                             100%        Virginia
      Bank of Carroll                                 100%        Virginia
      Bank of Ferrum                                  100%        Virginia
      First Community Bank                            100%        Virginia
      The First Bank of Stuart                        100%        Virginia
      First Community Bank of Saltville               100%        Virginia
      The First National Bank of Clifton Forge        100%        United States
      Hanover Bank                                    100%        Virginia
      MainStreet Trust Company, N.A.                  100%        United States
      MainStreet Capital Trust I                      100%        Delaware
      Commerce Bank                                   100%        Maryland



Subsidiaries acquired after December 31, 1997 that are not included in the consolidated financial statements:

      Regency Bank                                    100%        Virginia
      Tysons Financial Corporation                    100%        Virginia