Form 10-Q
period 1998-03-31
MAINSTREET BANKGROUP INC
filed 1998-05-14
CIK 216870

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-8622               For the Period Ended March 31, 1998

                        MainStreet BankGroup Incorporated
             (Exact Name of Registrant as Specified in its Charter)

             Virginia                                   54-1046817
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

         P. O. Box 4831    Martinsville, Virginia                     24115
--------------------------------------------------------------------------------
             (Address of Principal Executive Office)                (Zip Code)

                                 (540) 666-6724
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
--------------------------------------------------------------------------------
              Former Name, Former Address, and Formal Fiscal Year,
                          if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes       X                     No
                    -------                       ---------

Indicate the number of shares outstanding at each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                 OUTSTANDING AT APRIL 30, 1998
----------------------------                    -----------------------------
COMMON STOCK $5.00 PAR VALUE                              13,334,241
----------------------------                    -----------------------------

                        MAINSTREET BANKGROUP INCORPORATED

                                    FORM 10-Q

                                      INDEX





                      PART I.  FINANCIAL INFORMATION                    PAGE NO.


Item 1.      Financial Statements

             Consolidated Balance Sheets -- March 31, 1998 and               3
             December 31, 1997

             Consolidated Statements of Income  -- Three Months              4
             Ended March 31, 1998 and 1997

             Consolidated Statements of Cash Flows -- Three Months           5
             Ended March 31, 1998 and 1997

             Notes to Consolidated Financial Statements                 6 - 11

Item 2.      Management's Discussion and Analysis of Financial         11 - 14
             Condition and Results of Operations


                           PART II. OTHER INFORMATION


Item 1.      Legal Proceedings                                              14

Item 4.      Submission of Matters to a Vote of Security Holders       14 - 15

Item 6(b).   Reports on Form 8-K                                            15


                                    MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                                        Unaudited
                                               (In 000's Except Share Data)
                                                                                      March 31                December 31
ASSETS                                                                                  1998                       1997
                                                                                        ----                       ----
Cash and Due From Banks                                                              $   69,685               $   47,202
Interest-Earning Deposits in Domestic Banks                                                 644                      494
Mortgage Loans Held for Sale                                                              5,638                    3,048
Federal Funds Sold                                                                       17,585                    5,144
Securities Available for Sale (Amortized Costs of $804,336 as
   of March 1998, and $689,193 as of December, 1997)                                    806,877                  693,957
Securities Held to Maturity (Approximate Market Values of $58,625
   as of March 1998 and $74,321 as of December, 1997)
       Taxable                                                                           26,466                   38,170
       Nontaxable                                                                        30,637                   34,073
                                                                                     ----------               ----------
                                                                                         57,103                   72,243

Loans, Net of Unearned Income and Deferred Fees                                         998,630                  925,718
   Less:  Allowance for Loan Losses                                                    ( 13,832)              (   12,375)
                                                                                     ----------               ----------
       Loans, Net                                                                       984,798                  913,343

Bank Premises and Equipment, Net                                                         18,392                   17,003
Other Real Estate Owned                                                                   1,595                    1,424
Other Assets                                                                             52,331                   40,384
                                                                                     ----------               ----------
       TOTAL ASSETS                                                                  $2,014,648               $1,794,242
                                                                                     ==========               ==========

LIABILITIES
Deposits:
   Demand Deposits (Noninterest-Bearing)                                             $  191,026               $  149,940
   Interest Checking Accounts                                                           137,684                  121,470
   Savings Deposits                                                                     119,077                  115,929
   Money Market Investment Accounts                                                     136,945                  104,478
   Time Deposits
       Certificates of Deposit $100,000 and Over                                        161,441                  154,982
       Other                                                                            445,264                  416,933
                                                                                     ----------               ----------
       TOTAL DEPOSITS                                                                 1,191,437                1,063,732

Repurchase Agreements Short-Term                                                        214,176                  213,871
Other Short -Term Debt                                                                   46,933                  149,767
Repurchase Agreements Long-Term                                                         185,784                   63,466
Other Long-Term Debt                                                                    151,898                  102,134
Corporation-Obligated Mandatorily Redeemable Capital Securities                          50,000                   50,000
Accrued Interest Payable                                                                  7,830                    5,977
Other Liabilities                                                                        11,309                    9,576
                                                                                     ----------               ----------
       TOTAL LIABILITIES                                                              1,859,367                1,658,523

SHAREHOLDERS' EQUITY
Preferred Stock, (Par Value $5 Per Share, Authorized 1,000,000
   Shares; None Outstanding)
Common Stock, (Par Value $5 Per Share, Authorized 20,000,000
   Shares; Issued and Outstanding 13,330,991 Shares as of March,
   1998 and 12,661,212 as of December, 1997)                                             66,655                   63,306
Capital in Excess of Par                                                                 22,971                   12,399
Retained Earnings                                                                        64,225                   57,501
Unearned Compensation                                                                      (135)                    (176)
Accumulated Other Comprehensive Income                                                    1,565                    2,689
                                                                                     ----------               ----------
       TOTAL SHAREHOLDERS' EQUITY                                                       155,281                  135,719
                                                                                     ----------               ----------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $2,014,648               $1,794,242
                                                                                     ==========               ==========

See Notes to Consolidated Financial Statements.





                           MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME
                                    (In 000's Except Per Share Data)
                                               Unaudited

                                                                         Three Months Ended
                                                                         ------------------
                                                               March 31                     March 31
                                                                 1998                         1997
                                                                 ----                         ----
INTEREST INCOME
Interest and Fees on Loans:
     Taxable                                                   $21,838                      $20,462
     Nontaxable                                                     86                           32
Interest on Mortgage Loans Held for Sale                           136                           33
Interest and Dividends on Securities
   Available for Sale                                           12,794                        5,698
Interest and Dividends on Securities Held
   to Maturity
     Taxable                                                       589                        1,013
     Nontaxable                                                    428                          497
Other Interest Income                                              198                          128
                                                               -------                      -------
     Total Interest Income                                      36,069                       27,863
                                                               -------                      -------

INTEREST EXPENSE
Deposits                                                        10,613                        9,590
Short-Term Borrowings                                            4,064                        3,173
Long-Term Debt                                                   5,125                          927
                                                               -------                      -------
     Total Interest Expense                                     19,802                       13,690
                                                               -------                      -------

Net Interest Income                                             16,267                       14,173
Provisions for Loan Losses                                       1,084                          963
                                                               -------                      -------
     Net Interest Income After Provision
         for Loan Losses                                        15,183                       13,210

NONINTEREST INCOME
Service Charges, Fees and Other                                  2,832                        2,282
Trust Income                                                       904                          806
Securities Gains (Losses), Net                                      40                          876
                                                               -------                      -------
       Total Noninterest Income                                  3,776                        3,964
                                                               -------                      -------

NONINTEREST EXPENSE
Salaries                                                         4,605                        4,204
Employee Benefits                                                2,009                        1,666
Net Occupancy Expense                                              652                          573
Equipment                                                          987                          931
Stationery and Supplies                                            254                          252
Advertising                                                        143                          216
Other                                                            3,117                        3,077
                                                               -------                      -------
     Total Noninterest Expense                                  11,767                       10,919
                                                               -------                      -------
Income Before Income Taxes                                       7,192                        6,255
Income Tax Expense                                               2,294                        1,971
                                                               -------                      -------
NET INCOME                                                     $ 4,898                      $ 4,284
                                                               =======                      =======

Per Share
Basic:
     NET INCOME                                                $   .38                      $   .34
                                                               =======                      =======
Dividends Per Share                                            $   .15                      $   .13
                                                               =======                      =======
Average Shares Outstanding                                      12,904                       12,552
                                                               =======                      =======
Diluted:
     NET INCOME                                                $   .38                      $   .34
                                                               =======                      =======
Average Shares Outstanding                                      12,946                       12,595
                                                               =======                      =======

See Notes to Consolidated Financial Statements.





                           MAINSTREET BANKGROUP INCORPORATED AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               Unaudited
                                               (In 000's)
                                                                              Three Months Ended
                                                                              ------------------
                                                                           March                 March
Cash Flows From Operating Activities:                                       1998                 1997
                                                                            ----                 ----
Net Income                                                              $  4,898             $  4,284
Adjustments to Reconcile Net Income to Net Cash Provided (Used)
   by Operating Activities:
     Provision for Loan Losses                                             1,084                  963
     Depreciation and Amortization                                           600                  622
     Amortization of Securities Premiums and Discounts, Net                  555                  581
     Provision for Deferred Income Taxes                                    (863)                (388)
     Gain on Sale of Securities, Net                                         (40)                (876)
     Amortization of Intangibles                                              95                   48
     Mortgage Loan Originations Held for Sale                            (14,445)              (4,788)
     Mortgage Loans Sold                                                  11,855                3,313
     Changes in Other Assets and Other Liabilities:
       Other Assets                                                          199                 (576)
       Accrued Interest                                                    1,687                 (269)
       Other Liabilities                                                   1,025                4,379
                                                                        --------             --------

Net Cash Provided by Operating Activities                                  6,650                7,293
                                                                        --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Acquired upon Acquisition                                            22,690                  ---
(Increase) Decrease in Interest-Earning Deposits                             (50)                  13
Purchases of Securities Available for Sale                              (158,097)            (232,343)
Purchases of Securities Held to Maturity                                     ---               (4,777)
Proceeds from Sale of Securities Available for Sale                        5,251              133,153
Proceeds from Calls and Maturities of  Securities Available for Sale      51,374               27,885
Proceeds from Calls and Maturities of Securities Held to Maturity         15,674               10,006
Net Increase in Loans                                                    (10,173)              (8,942)
Purchases of Bank Premises and Equipment                                  (1,500)              (1,126)
Proceeds From Sale of Bank Premises and Equipment                            243                    2
Net Increase (Decrease) in Other Real Estate                                (171)                  83
Increase in Other Assets                                                    (219)                (205)
                                                                        --------             --------

Net Cash Used in Investing Activities                                    (74,978)             (76,251)
                                                                        --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in Deposits                                                  38,237               35,366
Net Increase in Repurchase Agreements Short-Term                             305               13,178
Net Increase (Decrease) in Other Short-Term Debt                        (106,178)              93,598
Net Decrease in FHLB Advances, Callable 2/97                                 ---              (45,000)
Net Increase in Repurchase Agreements Long-Term                          122,318                  ---
Net Increase (Decrease) in Other Long-Term Debt                           49,764              (25,013)
Cash Dividends                                                            (2,136)              (1,591)
Proceeds from Issuance of Common Stock                                       942                  320
                                                                        --------             --------

Net Cash Provided by Financing Activities                                103,252               70,858
                                                                        --------             --------

Net Increase in Cash and Cash Equivalents                                 34,924                1,900
Cash and Cash Equivalents at Beginning of Period                          52,346               58,265
                                                                        --------             --------

Cash and Cash Equivalents at End of Period                              $ 87,270             $ 60,165
                                                                        ========             ========

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The consolidated financial statements of MainStreet BankGroup Incorporated, ("MainStreet"), and its subsidiaries conform to generally accepted accounting principles and to general banking industry practices. The interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments of a normal and recurring nature which are necessary for a fair presentation of the consolidated financial statements herein have been included. The financial statements herein should be read in conjunction with the notes to financial statements included in the corporation's 1997 Form 10-K to the SEC. MainStreet completed its acquisition of Regency Financial Shares on March 10, 1998 which was accounted for using the pooling of interests method of accounting. All prior year data has been restated to reflect this acquisition. The results of the interim period are not necessarily indicative of year-end results.


2.       Supplemental Cash Flow Data

For purposes of the Statements of Cash Flow, MainStreet considers all Cash and Due from Bank Accounts and Federal Funds Sold to be cash equivalents. Supplemental Cash Flow Data at the date of consummation of the purchase of Tysons Financial Corporation included in the March 31, 1998 cash flow statement is as follows:

                                   (In 000's)

ASSETS

Interest-Earning Deposits in Domestic Banks                     $    100
Securities Available for Sale                                     14,231

Loans, Net of Unearned Income and Deferred Fees                   63,318
      Less:  Allowance for Loan Losses                              (952)
                                                                 -------
      Loans, Net                                                  62,366

Bank Premises and Equipment, Net                                     732
Other Assets                                                      10,551
                                                                 -------
    TOTAL ASSETS                                                  87,980

LIABILITIES

Deposits:
   Demand (Noninterest-Bearing)                                   23,770
   Certificates of Deposit $100,000 and over                       9,481
   Other Time Deposits                                            56,217
                                                                 -------
      Total Deposits                                              89,468

Other Short-Term Debt                                              3,344
Other Liabilities                                                    874
                                                                 -------
   TOTAL LIABILITIES                                              93,686

SHAREHOLDERS' EQUITY

Total Shareholders' Equity                                        16,984
                                                                 -------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     110,718
                                                                 -------
   NET CASH AND CASH EQUIVALENTS ACQUIRED UPON                  $ 22,690
   ACQUISITION OF TYSONS FINANCIAL CORPORATION                  ========


3.       Securities Available for Sale

The following sets forth the composition of securities available for sale, which are carried at approximate market value at March 31, 1998:
                                                                       Gross              Gross               Approx.
                                             Amortized               Unrealized         Unrealized            Market
                                               Cost                    Gains              Losses               Value
                                               ----                    -----              ------               -----
U. S. Treasury Securities                    $ 15,731                 $    73           $     (1)            $ 15,803
Obligations of U.S.
   Government Agencies                         52,201                     225               (284)              52,142
Mortgage-Backed Securities                    352,729                   2,784             (1,015)             354,498
Collateralized Mortgage
   Obligations and REMICs                     305,969                   1,560             (1,438)             306,091
Corporate Bonds                                50,546                     864               (905)              50,505
Other Securities                               12,747                     185                ---               12,932
Obligations of States and
   Political Subdivisions                      14,413                     493                ---               14,906
                                             --------                 -------           --------             --------
   Total Securities
     Available for Sale                      $804,336                 $ 6,184           $ (3,643)            $806,877
                                             ========                 =======           ========             ========


Gross gains and losses of $18,000 and $6,000, respectively, were realized on sales and calls of securities available for sale.

4.       Securities Held to Maturity

The carrying and approximate market values and gross unrealized gains and losses of securities held to maturity are as follows at March 31, 1998:

                                                                       Gross              Gross               Approx.
                                             Amortized               Unrealized         Unrealized            Market
                                               Cost                    Gains              Losses               Value
                                               ----                    -----              ------               -----
Obligations of U.S.
   Government Agencies                       $  1,802                $   240             $    (12)           $  2,030
Mortgage-Backed Securities                     21,757                    439                  (52)             22,144
Obligations of State and
   Political Subdivisions                      33,544                    922                  (15)             34,451
                                             --------                -------             --------            --------
   Total Securities Held to Maturity         $ 57,103                $ 1,601             $    (79)           $ 58,625
                                             ========                =======             ========            ========


Gross gains and losses of $30,000 and $2,000, respectively, were realized on calls of securities held to maturity.


5.       Loan Portfolio

Major classifications of loans at March 31, 1998 and December 31, 1997 are summarized below:

                                                                              (In 000's)

                                                                 March 1998             December 1997
                                                               ------------             -------------
Commercial                                                      $ 496,139                 $ 459,319
Real Estate                                                       231,426                   220,928
Consumer                                                          283,197                   257,901
                                                                ---------                 ---------
   Total Loans                                                  1,010,762                   938,148
   Less:  Unearned Income and Deferred Fees                       (12,132)                  (12,430)
                                                                ---------                 ---------
     Loans, Net of Unearned Income and
       Deferred Fees                                              998,630                   925,718
   Less:  Allowance for Loan Losses                               (13,832)                  (12,375)
                                                                ---------                 ---------
     Loans, Net                                                 $ 984,798                 $ 913,343
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

MainStreet considers a loan to be impaired when, based upon current information and events, it believes it is probable that MainStreet will be unable to collect all amounts due according to the contractual terms of the loan agreement. MainStreet's impaired loans within the scope of SFAS 114 include nonaccrual loans (excluding those collectively reviewed for impairment), troubled debt restructurings, and certain other nonperforming loans. For collateral dependent loans, MainStreet bases the measurement of these impaired loans on the fair value of the loan's collateral properties. For all other loans, MainStreet bases the measurement of these impaired loans on the more readily determinable of the present value of expected future cash flows discounted at the loan's effective interest rate or the observable market price. Impairment losses are recognized through an increase in the allowance for loan losses and a corresponding charge to the provision for loan losses. Adjustments to impairment losses due to changes in the fair value of impaired loans' collateral properties are included in the provision for loan losses. When an impaired loan is either sold, transferred to other real estate owned or written down, any related valuation allowance is charged off against the allowance for loan losses.

An allowance for loan losses is maintained in order to provide for losses in collection of loans that can be currently estimated. The level of the allowance for loan losses is based upon the quality of the loan portfolios as determined by management after consideration of historical loan loss experience, diversification as to the type of loans in the portfolios, the amount of collateralized as compared to uncollateralized loans, banking industry standards and averages, and general economic conditions. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and income and expense for the period. Actual results could differ significantly from these estimates. In connection with the determination of the allowance for loan losses and the valuation of real estate owned, management obtains independent appraisals for significant properties. Management believes that the allowance for loan losses and the valuation of real estate owned are adequate. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance for loan losses and additional write-downs in the valuation of real estate owned may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review MainStreet's allowance for loan losses and valuation of real estate owned. The following table shows the changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category; and additions to the allowance which have been charged to operating expenses:
                                   (In 000's)
                                                                           March 31              March 31
                                                                              1998                  1997
                                                                           --------              --------
Balance at December 31, 1997 and 1996                                      $ 12,375              $ 11,497
Changes in Allowance due to Purchase Acquisition                                952                  ---
Charge-offs:
     Commercial, Financial and Agricultural                                    (149)                  (94)
     Real Estate - Mortgage                                                     (41)                  (34)
     Installment                                                               (576)                 (474)
                                                                           --------              --------
                                                                               (766)                 (602)
Recoveries:

     Commercial, Financial and Agricultural                                      12                    89
     Real Estate - Mortgage                                                       1                   ---
     Installment                                                                174                   150
                                                                           --------              --------
                                                                                187                   239
                                                                           --------              --------

Net Charge-offs                                                                (579)                 (363)
Provision for Loan Losses                                                     1,084                   963
                                                                           --------              --------

Balance at March 31, 1998 and March 31, 1997                               $ 13,832              $ 12,097
                                                                           ========              ========


The change in the allowance for loan losses due to purchase acquisition was due to the consummation of the purchase of Tysons Financial Corporation on February
28, 1998.

Nonaccrual loans and loans 90-days past due or more as to interest or principal payments are considered by BankGroup to be nonperforming loans. Nonperforming loans were 1.00% of loans, net of unearned income at March 31, 1998.




The following table presents aggregate loan amounts for nonaccrual and 90-day due loans as of March 31, 1998 and 1997:

                                                                             1998                 1997
                                                                             ----                 ----

Nonaccrual Loans                                                           $  4,773              $  4,245
Loans Past Due 90 Days or More                                                5,103                 2,136
                                                                           --------              --------

     Total Nonperforming Loans                                                9,876                 6,381
                                                                           --------              --------

Other Real Estate Owned                                                       1,595                   822
Other Repossessed Assets                                                        345                    53
                                                                           --------              --------

     Total Foreclosed/Repossessed Assets                                      1,940                   875
                                                                           --------              --------

     Total Nonperforming Loans and Foreclosed/Repossessed Assets           $ 11,816              $  7,256
                                                                           ========              ========
The effect of nonaccrual loans on interest income for the three months ended
March 31, 1998 and 1997 was as follows:


                                                                    1998                 1997
                                                                    ----                 ----
Gross Amount of Interest That Would Have Been Recorded
     at Original Rate                                             $    235              $   106
Interest That Was Reflected in Income                                    7                  ---
                                                                  --------              -------

Net Impact on Interest Income                                     $    228              $   106
                                                                  ========              =======

At March 31, 1998, the recorded investment in loans which have been identified by BankGroup as impaired loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of A Loan", totaled $4.5 million. The portion of the allowance for loan losses related to such loans was $.4 million.


6.   Contingencies and Other Matters

On March 11, 1998, MainStreet agreed to acquire Ballston Bancorp, Inc. ("Ballston"), subject to regulatory approval and approval by the shareholders of Ballston and certain other specified conditions. Under terms of the agreement, MainStreet has agreed to pay the equivalent of $12.04 per share for each outstanding share of Ballston common stock in the form of MainStreet common stock. MainStreet has agreed to exchange a maximum of .4920 and a minimum of
 .4025 shares of its common stock for each of the 1,619,474 outstanding shares of Ballston common stock. These exchange ratios are subject to adjustment under certain circumstances. If the maximum exchange ratio is used 796,781 shares of

MainStreet common stock will be issued in the transaction. This transaction is valued at approximately $19.5 million. Ballston was organized under the laws of Delaware, and serves the Arlington, Virginia area with three offices. A fourth office will be opened in the Falls Church, Virginia area in the near future.

MainStreet completed its acquisition of Tysons Financial Corporation, McLean, Virginia, effective February 28, 1998 at 11:59 p.m. having received all required regulatory and shareholder approvals. Under terms of the agreement, each shareholder of Tysons common stock was to receive the equivalent of $14.50 per share of MainStreet BankGroup stock for each share held of Tysons stock. This resulted in an exchange ratio of .527 shares of MainStreet's common stock for each share of Tysons stock. Also under terms of the agreement, MainStreet agreed to purchase Tyson's outstanding directors' warrants for the difference between the exercise price per warrant and $14.50 . The warrants initially were converted into Tysons' common stock. After this initial conversion, the common stock exchange ratio, .527, was to be applied. In addition, MainStreet agreed to purchase Tysons' directors' options for the difference between the exercise price per option and $14.50 in MainStreet common stock. The outstanding directors' options were at exercise prices of $9.125 and $12.50 and resulted in an exchange ratio of .193 and .073, respectively. The outstanding shares of Tysons common stock, directors' warrants, and directors' options of Tysons will exchange for approximately 610,254 shares of MainStreet's common stock.

MainStreet BankGroup Incorporated completed its acquisition of Regency Financial Shares, Incorporated, Richmond, Virginia on March 10, 1998, having received all required regulatory and shareholder approvals. Under terms of the agreement, each shareholder of Regency common stock was to receive the equivalent of $13.00 per share of each share held of Regency stock. This resulted in an exchange ration of .474 shares of MainStreet's common stock for each share of Regency stock. Each Regency director was to receive the difference between the exercise price per option and $13.00. This resulted in respective exchange ratios of .237 and .219 shares of MainStreet's common stock for each Regency director option, taking into consideration exercise prices of $6.50 and $7.00, respectively. Each fractional share resulting from the conversion will be settled at $27.42 per share. The outstanding 1,430,134 shares of Regency common stock, and the outstanding 5,500 directors' options will exchange for approximately 678,993 shares of MainStreet's common stock.

MainStreet and its subsidiaries, in the normal course of business, are involved in various legal actions and proceedings. It is the opinion of management that any liabilities arising from these matters and not covered by insurance, would not have a material effect on MainStreet's financial position.

7.   Comprehensive Income

On January 1, 1998, MainStreet adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". As required by the SFAS No. 130, prior year information has been modified to conform with the new presentation.

Comprehensive income includes net income and all other changes to MainStreet's equity, with the exception of transactions with shareholders ("other comprehensive income"). MainStreet's only component of other comprehensive income is the change in unrealized gains and losses on available for sale securities.

MainStreet's total comprehensive income for the three month periods ended March 31, 1998 and 1997 was $3,774,000 and $1,762,000, respectively. Information concerning MainStreet's other comprehensive income for the three month periods ended March 31, 1998 and 1997 is as follows:

                                                                             1998                   1997
                                                                             ----                   ----
Change in unrealized gains/(losses) on available for sale securities      $  (1,717)            $  (3,010)

Reclassification to realized gain included in net income                        (12)                 (870)

Income tax expense relating to the change in unrealized                         605                 1,358
     gains/(losses) on available for sale securities                      ---------             ---------


Other comprehensive income loss                                           $  (1,124)            $  (2,522)
                                                                          =========             =========


8.   Income Per Share

The following tables reconcile the numerator and denominator of the basic and diluted computations for net income per share for the periods ended March 31,
1998 and 1997.
                                                                                 March 31, 1998
                                                            ---------------------------------------------------------
                                                              Income                    Shares              Per Share
                                                            (Numerator)             (Denominator)             Amount
                                                            -----------             -------------             ------
Basic EPS
     Income available to common shareholders               $     4,898               $   12,904              $    .38
                                                                                                             ========
     Effect of Stock Options                                        49                       42
                                                           -----------               ----------

Diluted EPS
     Income available to common
         shareholders and assumed conversions              $     4,947              $    12,946               $    .38
                                                           ===========              ===========               ========


                                                                                 March 31, 1997
                                                            ---------------------------------------------------------
                                                              Income                    Shares              Per Share
                                                            (Numerator)             (Denominator)             Amount
                                                            -----------             -------------             ------
Basic EPS
     Income available to common shareholders               $     4,284               $   12,552              $    .34
                                                                                                             ========
     Effect of Stock Options                                       ---                       43
                                                           -----------               ----------

Diluted EPS
     Income available to common
       shareholders and assumed conversions                      4,284               $   12,595              $    .34
                                                           ===========               ==========              ========


               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarter Report and the documents incorporated herein by reference constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance of achievements of the Corporation, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, amount others, the following: general economic and business conditions in the Corporation's market area, inflation, fluctuations in interest rates, changes in government regulations and competition, which will, amount other things, impact demand for loans and banking services: the ability of the Corporation to implement its business strategy; and changes in, or the failure to comply with, government regulations.

Forward-looking statements are intended to apply only at the time they are made. Moreover, whether or not stated in connection with a forward-looking statements, the Corporation undertakes no obligation to correct or update a forward-looking statement should the Corporation later become aware that it is not likely to be achieved. If the Corporation were to update or correct a forward-looking statement, investors and others should not conclude that the Corporation will make additional updates or corrections thereafter.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations


Overview

MainStreet BankGroup Incorporated, ("MainStreet"), reported first quarter earnings of $4.9 million in 1998 compared to $4.3 million for the same period in 1997, an increase of $.6 million, or 14.3%. These first quarter earnings in 1998 produced a return on average assets and a return on average equity of 1.01% and 12.63%, respectively. These same ratios for 1997 were 1.20% and 13.92% for the return on average assets and the return on average equity, respectively. Earnings per diluted share for 1998 were $.38 compared to $.34 in 1997. Net interest income and noninterest income, excluding securities gains, increased over 1997 levels, but were offset somewhat by an increase in noninterest expense.

During the first quarter of 1998, MainStreet completed its acquisitions of Regency Bank in Richmond, Virginia and Tysons Financial Corporation in McLean, Virginia. The acquisition of Regency was accounted for using the pooling of interests method; therefore, all prior year data has been restated to reflect this acquisition. The acquisition of Tysons Financial Corporation was accounted for as a purchase and was effective at the close of business on February 28, 1998. Accordingly, none of Tysons' financial history is reflected in prior period MainStreet financial results. For more detail on the acquisitions of Regency and Tysons, see Notes 2 and 6 to the consolidated financial statements.

Net Interest Income

Net interest income, the difference between total interest income and total interest expense is MainStreet's principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the cost of supporting funds. The difference between rates earned on interest-earning assets (with an adjustment made to tax exempt income to provide comparability with taxable income) and the cost of supporting funds is measured by the net interest margin.

Net interest income for the first quarter of 1998 was $16.3 million compared to $14.2 million for the first quarter of 1997, an increase of $2.1 million, or 14.8%. Total interest income increased $8.2 million while total interest expense increased $6.1 million. The acquisition of Tysons Financial Corporation attributed to $366.1 thousand of the increase in the net interest margin, or 2.6%. The net interest margin was 3.61% for the first quarter of 1998 compared to 4.29% for 1997. Average interest-earning assets increased $494.5 million from first quarter 1997 to first quarter 1998. Average loans increased $110.3 million with the remainder of the increase primarily in investments. These increases in loans and investments were primarily funded by an increase in average interest-bearing liabilities of $447.8 million. During 1997 and in 1998 MainStreet continued its leveraging strategy in order to enhance earnings and to utilize, to the greatest extent possible, MainStreet's strong capital position. Also, included in this strategy, was a transfer of borrowing from short-term to long-term borrowings which increased the long-term expense approximately $3.1 million. In addition $1.1 million was added to expense in 1998 due to the issue of the corporation-obligated mandatorily redeemable capital securities in November, 1997. The acquisition of Tysons Financial Corporation added $95.6 million to average interest-earning assets and $71.1 million to average interest-bearing liabilities.


Provision for Loan Losses

A provision for loan losses is charged to earnings for the purpose of establishing an allowance for loan losses. Losses are, in turn, charged to this allowance rather than being reported as a direct expense. For the first quarter of 1998, the provision for loan losses was $1.1 million, relatively stable compared to $1.0 for the first quarter of 1997.


Noninterest Income

Total noninterest income, excluding securities gains, was $3.7 million for the first quarter of 1998, compared to $3.1 million for the same period in 1997, an increase of $.6 million, or 21.0%. Fee income increased $.5 million or 24.1% in 1998 over 1997 levels while trust income increased $.1 million , or 12.2% in 1998 over 1997 income. Both of these increases were due to increased charges. The acquisition of Tysons Financial Corporation had no material impact on the increase in noninterest income.


Securities Gains

Securities gains for the quarter ended March 31, 1998 were $40 thousand compared to $876 thousand for the quarter ended March 31, 1997. The gains in 1997 were attributed to sales of adjustable rate mortgage backed securities due to the high level of prepayments on those securities which accelerated expense related to amortization of bond premiums.

Noninterest Expense

Total noninterest expense was $11.8 million and $10.9 million for the first quarter of 1998 and 1997, respectively. The 1998 expense was $.8 million, or 7.8%, greater than the 1997 expense. The first quarter expenses in 1998 included $434.5 thousand of operating expenses associated with Tysons Financial Corporation. Excluding these expenses, the 1998 noninterest expense would have increased $.4 million, or 3.8% over 1997 levels. The 1997 expense did include $.6 million of expenses associated with a kiting scheme. The largest areas of increase in 1998 over 1997 were salaries and employee benefits and other noninterest expenses. Salaries and employee benefits increased due to the staffing for the opening of an additional branch along with additional compensation awards. Other noninterest expenses increased due to the acquisitions that were completed in the first quarter of 1998 and to some degree the announcement of the agreement signed to acquire Ballston Bancorp, Inc.


Financial Condition

Total assets at March 31, 1998 were $2.0 billion compared to $1.8 billion at December 31, 1997, an increase of $220.4 million, or 12.3%. Of this increase at March 31, 1998 Tysons Financial Corporation was $119.5 million, or 6.7%.

Investments, including securities available for sale and securities held to maturity, totaled $864.0 million at March 31, 1998 compared to $766.2 million at December 31, 1997, an increase of $97.8 million, or 12.8% . Of this increase, $14.8 million, or 1.9% was attributed to Tysons Financial Corporation at March 31, 1998. The remainder of the increase was funded by an increase in deposits and borrowings. Securities available for sale account for 93.4% of the investment portfolio at March 31, 1998 and 90.6% of the investment portfolio at December 31, 1997. All securities acquired in the two acquisitions of Regency and Tysons were transferred into the securities available for sale portfolio along with new purchases in 1998. All of Regency's securities were previously held in the available for sale category. This distribution of the investment portfolio allows flexibility in the management of interest rate risk, credit, liquidity, and capital adequacy.

Loans, net of unearned income, at March 31, 1998 were $998.6 million compared to $925.7 million at December 31, 1998, an increase of $72.9 million, or 7.9%. Of this increase, the acquisition of Tysons Financial Corporation's loans at March 31, 1998, were $65.6 million or 7.1%. A discussion on credit quality can be found in the Asset Quality Section of this analysis.

Other assets at March 31, 1998 were $52.3 million, an increase of $11.9 million, or 29.6%. The primary increase is associated with the other assets of Tysons Financial Corporation which were $10.5 million at March 31, 1998. Of the $10.5 million, $8.5 million is an intangible asset at March 31, 1998 associated with the purchase.

Total deposits at March 31, 1998 were $1.2 billion compared to $1.1 billion at December 31, 1997. Deposits increased $127.7 million from December 31, 1997 of which $98.5 million was due to Tysons Financial Corporation at March 31, 1998. Excluding the acquisition of Tysons, deposits would have increased $29.2 million of which the largest increases were in demand deposits, interest checking, and money market accounts.

Borrowings at March 31, 1998 and December 31, 1997 were $648.8 million and $579.2 million, respectively. Borrowings increased $69.6 million at March 31, 1998, or 12.01%, over the outstanding borrowings at December 31, 1997 which were primarily used in MainStreet's leverage strategy to fund investments. The acquisition of Tysons Financial Corporation was immaterial to the increase in borrowings. The following is a breakdown of the borrowings at March 31, 1998 and December 31, 1997.

                                                          March 31, 1998              December 31, 1997
                                                          --------------              -----------------
Short-term Repurchase Agreements                           $  214,176                     $  213,871
Short-term FHLB Advances                                          ---                         61,000
Federal Funds Purchased                                           ---                         38,000
Corporate Cash Management Accounts                             39,825                         30,195
Treasury Tax and Loan Notes                                     7,108                         20,572
Long-Term Repurchase Agreements                               185,597                         63,466
Long-Term FHLB Advances                                       151,898                        101,936
Corporation-Obligated Mandatorily
        Redeemable Capital Securities                          50,000                         50,000
Capital Lease                                                     187                            198
                                                           ----------                     ----------
                                                           $  648,791                     $  579,238
                                                           ==========                     ==========

Asset Quality

Centralized credit risk management provides more uniform levels of standardization and underwriting among MainStreet affiliates. MainStreet manages credit risk through a number of methods including loan grading, industry type, and underwriting collateral. A formal loan review function provides an independent assessment of credit ratings, credit quality, and credit process. Management believes that early detection of credit problems through regular reviews of borrowers' financial performance and collateral values is an important factor in overall credit quality. Nonperforming assets were $11.8 million at March 31, 1998 compared to $9.3 million at December 31, 1997. Nonperforming loans were $9.9 million and $7.7 million at March 31, 1998 and December 31, 1997, respectively. The ratio of nonperforming loans to loans, net of unearned income, was 1.00% at March 31, 1998 and .83% at December 31, 1997. At March 31, 1998 and December 31, 1997, nonaccrual loans comprised $4.8 million and $3.9 million, respectively of loans, net of unearned income. The ratio of the allowance for loan losses to nonperforming loans was 140.06% and 160.76%, respectively. The net charge-off ratio at March 31, 1998 was .24% versus .42% at December 31, 1997. The allowance for loan losses to actual loans, net of unearned income, was 1.39% at March 31, 1998 compared to 1.34% at December 31, 1997.


Shareholders' Equity

Total shareholders' equity at March 31, 1998 was $155.3 million compared to $135.7 million at December 31, 1997, an increase of $19.6 million of which $16.9 million was associated with the acquisition of Tysons Financial Corporation. Dividends per share were $.15 for the first quarter of 1998. At March 31, 1998, the leverage and risk based capital ratios were 9.11% and 17.76%, respectively. The capital position remains strong with ratios well above regulatory prescribed minimums.


Liquidity

The measurement of liquidity is performed by monitoring ratios that indicate the level of liquid assets relative to liabilities, the dependence on potential volatile funding sources, and the relationship of loans to deposits. While relying on core deposit relationships as the basis of liquidity, MainStreet has also sough additional sources of liquidity primarily with the Federal Home Loan Bank, regional and super-regional banks and top tier investment banking firms.


Contingencies and Other Matters

This discussion is found in Note 6 of The Notes to Consolidated Financial Statements in this report.

                           PART II. OTHER INFORMATION


Item 1.         Legal Proceedings

The information required by Part II, Item 1, of the Form 10-Q appears in Note 6 of The Notes to Consolidated Financial Statements in this report.


Item 4.         Submission of Matters to a Vote of Security Holders

On April 29, 1998, two matters were submitted to a vote of security holders at the company's Annual Meeting of Stockholders held in Martinsville, Virginia.




The first matter was the election of directors. The following eleven individuals were elected as directors of the Registrant.

              Director                        For                Withheld
              --------                        ---                --------

      C. Leeland Bassett                   9,654,451              121,562
      W. Christopher Beeler, Jr.           9,693,889               82,124
      Michael R. Brenan                    9,628,547              147,466
      Alfred J. T. Byrne                   9,682,962               93,051
      William L. Cooper, III               9,693,385               82,628
      Billy P. Craft                       9,645,781              130,232
      Phillip W. Dean                      9,685,647               90,366
      I. Patricia Henry                    9,680,171               95,842
      Larry E. Hutchens                    9,684,459               91,554
      William O. McCabe, Jr., M.D.         9,692,565               83,448
      Albert L. Prillaman                  9,689,093               86,920


The second matter was the approval of change in the corporation's name from MainStreeet BankGroup Incorporated to MainStreet Financial Corporation. The name change was approved with the following breakdown of votes.


            For                    Against                 Abstain
            ---                    -------                 -------

        9,155,423                  542,323                  78,267


Item 6(b).      Reports on Form 8-K

None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereof duly authorized.



         (Registrant)                       MAINSTREET BANKGROUP INCORPORATED



Date May 14, 1998                           /s/ James E. Adams
                                            ---------------------------------
                                            James E. Adams
                                            Chief Financial Officer/Executive
                                            Vice President/Treasurer