Form 10-Q
period 1998-06-30
MAINSTREET FINANCIAL CORP
filed 1998-08-13
CIK 216870

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-8622                 For the Period Ended June 30, 1998

                        MainStreet Financial Corporation
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

                               Yes  X        No
                                  -----        -----

Indicate the number of shares outstanding at each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                    OUTSTANDING AT JULY 31, 1998
          -----                                    ----------------------------
COMMON STOCK $5.00 PAR VALUE                                 14,098,707

                        MAINSTREET FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX





                      PART I.  FINANCIAL INFORMATION                    PAGE NO.


Item 1.           Financial Statements

                  Consolidated Balance Sheets -- June 30, 1998 and            3
                  December 31, 1997

                  Consolidated Statements of Income  -- Three Months and      4

                  Six Months Ended June 30, 1998 and 1997

                  Consolidated Statements of Cash Flows -- Six Months         5
                  Ended June 30, 1998 and 1997

                  Notes to Consolidated Financial Statements             6 - 12

Item 2.           Management's Discussion and Analysis of Financial     13 - 17
                  Condition and Results of Operations


                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings                                          17

Item 6(a).        Exhibits                                                   17

Item 6(b).        Reports on Form 8-K                                        17



                                    MAINSTREET FINANCIAL CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                                        Unaudited
                                               (In 000's Except Share Data)
                                                                                       June 30             December 31
ASSETS                                                                                   1998                   1997
                                                                                         ----                   ----
Cash and Due From Banks                                                               $   67,653              $   47,202
Interest-Earning Deposits in Domestic Banks                                                  585                     494
Mortgage Loans Held for Sale                                                               2,984                   3,048
Federal Funds Sold                                                                         1,271                   5,144
Securities Available for Sale (Amortized Cost of $849,487 at
   June 30, 1998, and $689,193 at December 31, 1997)                                     852,803                 693,957
Securities Held to Maturity (Approximate Market Values of $56,382
   at June 30, 1998 and $74,321 at December 31, 1997)
       Taxable                                                                            25,204                  38,170
       Nontaxable                                                                         29,745                  34,073
                                                                                       ---------               ---------
                                                                                          54,949                  72,243
Loans, Net of Unearned Income and Deferred Fees                                        1,001,568                 925,718
   Less:  Allowance for Loan Losses                                                      (14,121)                (12,375)
                                                                                      ----------               ---------
       Loans, Net                                                                        987,447                 913,343
Bank Premises and Equipment, Net                                                          18,678                  17,003
Other Real Estate Owned                                                                    1,285                   1,424
Other Assets                                                                              54,300                  40,384
                                                                                      ----------              ----------
       TOTAL ASSETS                                                                   $2,041,955              $1,794,242
                                                                                      ==========              ==========

LIABILITIES
Deposits:
   Demand Deposits (Noninterest-Bearing)                                             $   197,745              $  149,940
   Interest Checking Accounts                                                            127,852                 121,470
   Savings Deposits                                                                      118,075                 115,929
   Money Market Investment Accounts                                                      123,170                 104,478
   Time Deposits
       Certificates of Deposit $100,000 and Over                                         150,430                 154,982
       Other                                                                             447,102                 416,933
                                                                                      ----------              ----------
       Total Deposits                                                                  1,164,374               1,063,732
Repurchase Agreements Short-Term                                                         200,115                 213,871
Other Short -Term Debt                                                                    74,236                 149,767
Repurchase Agreements Long-Term                                                          220,597                  63,466
Other Long-Term Debt                                                                     152,565                 102,134
Corporation-Obligated Mandatorily Redeemable Capital Securities                           50,000                  50,000
Accrued Interest Payable                                                                   9,118                   5,977
Other Liabilities                                                                         10,845                   9,576
                                                                                      ----------              ----------
       TOTAL LIABILITIES                                                               1,881,850               1,658,523
                                                                                      ----------              ----------

SHAREHOLDERS' EQUITY
Preferred Stock, (Par Value $5 Per Share, Authorized 1,000,000
   Shares; None Outstanding)                                                                 ---                     ---
Common Stock, (Par Value $5 Per Share, Authorized 20,000,000
   Shares; Issued and Outstanding 13,396,200 Shares in June,
   1998 and 12,661,212 in December, 1997)                                                 66,981                  63,306
Capital in Excess of Par                                                                  27,798                  12,399
Retained Earnings                                                                         63,346                  57,501
Unearned Compensation                                                                        (95)                   (176)
Accumulated Other Comprehensive Income                                                     2,075                   2,689
                                                                                      ----------              ----------
       TOTAL SHAREHOLDERS' EQUITY                                                        160,105                 135,719
                                                                                      ----------              ----------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $2,041,955              $1,794,242
                                                                                      ==========              ==========

See Notes to Consolidated Financial Statements.



                MAINSTREET FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (In 000's Except Per Share Data)
                                    Unaudited

                                                    Three Months Ended                       Six Months Ended
                                                   June 30       June 30                  June 30        June 30
INTEREST INCOME                                     1998           1997                     1998           1997
                                                    ----           ----                     ----           ----
Interest and Fees on Loans:
     Taxable                                       $22,814        $21,045                 $44,652         $41,507
     Nontaxable                                         97             19                     183              51
Interest on Mortgage Loans Held for Sale               193             51                     329              84
Interest and Dividends on Securities
   Available for Sale                               13,498          7,684                  26,292          13,382
Interest and Dividends on Securities Held
   to Maturity
     Taxable                                           473            993                   1,062           2,006
     Nontaxable                                        408            479                     836             976
Other Interest Income                                   69            131                     267             259
                                                   -------        -------                 -------         -------
     Total Interest Income                          37,552         30,402                  73,621          58,265

INTEREST EXPENSE
Deposits                                            11,070         10,021                  21,683          19,611
Short-Term Borrowings                                3,260          4,454                   7,324           7,627
Long-Term Debt                                       6,159            730                  11,284           1,657
                                                   -------        -------                 -------         -------
     Total Interest Expense                         20,489         15,205                  40,291          28,895
                                                   -------        -------                 -------         -------
Net Interest Income                                 17,063         15,197                  33,330          29,370
Provisions for Loan Losses                           1,079          1,562                   2,163           2,525
                                                   -------        -------                 -------         -------
     Net Interest Income After Provision
         for Loan Losses                            15,984         13,635                  31,167          26,845

NONINTEREST INCOME
Service Charges, Fees and Other                      3,261          2,480                   6,093           4,762
Trust Income                                           976            807                   1,880           1,613
Securities Gains, Net                                  105              3                     145             879
                                                   -------        -------                 -------         -------
                                                     4,342          3,290                   8,118           7,254
                                                   -------        -------                 -------         -------
NONINTEREST EXPENSE
Salaries                                             4,884          4,263                   9,489           8,467

Employee Benefits                                    1,768          1,395                   3,777           3,061
Net Occupancy Expense                                  666            543                   1,318           1,116
Equipment                                            1,051            928                   2,038           1,859
Stationery and Supplies                                237            192                     491             444
Advertising                                            208            169                     351             385
Other                                                3,878          2,794                   6,995           5,871
                                                   -------        -------                 -------         -------
                                                    12,692         10,284                  24,459          21,203
                                                   -------        -------                 -------         -------
Income Before Income Taxes                           7,634          6,641                  14,826          12,896
Income Tax Expense                                   2,477          2,134                   4,771           4,105
                                                   -------        -------                 -------         -------
NET INCOME                                         $ 5,157        $ 4,507                 $10,055         $ 8,791
                                                   =======        =======                 =======         =======

Per Share
Basic:
     NET INCOME                                    $   .39        $   .36                 $   .77         $   .70
                                                   =======        =======                 =======         =======
     Dividends Per Share                           $   .15        $   .13                 $   .30         $   .26
                                                   =======        =======                 =======         =======
     Average Shares Outstanding                     13,351         12,583                  13,129          12,594
                                                   =======        =======                 =======         =======
Diluted:
     NET INCOME                                    $   .39        $   .36                 $   .77         $   .70
                                                   =======        =======                 =======         =======
     Average Shares Outstanding                     13,390         12,622                  13,173          12,635
                                                   =======        =======                 =======         =======

See Notes to Consolidated Financial Statements.



                           MAINSTREET FINANCIAL CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               Unaudited
                                               (In 000's)
                                                                              Six Months Ended
                                                                              ----------------

Cash Flows From Operating Activities:                                 June 30, 1998        June 30,  1997
                                                                      -------------        --------------
Net Income                                                              $  10,055            $   8,791
Adjustments to Reconcile Net Income to Net Cash Provided
   by Operating Activities:
     Provision for Loan Losses                                              2,163                2,525
Depreciation and Amortization                                               1,251                1,251
     Amortization of Securities Premiums and Discounts, Net                 1,454                  880
     Provision for Deferred Income Taxes                                     (986)                (750)
     Gain on Sale of Securities, Net                                         (145)                (879)
     Amortization of Intangibles                                              306                   96
     Mortgage Loan Originations Held for Sale                             (30,440)             (11,294)
     Mortgage Loans Sold                                                   30,504                9,697
     Changes in Other Assets and Other Liabilities:
       Other Assets                                                        (1,913)                (963)
       Accrued Interest                                                     2,975                  778
       Other Liabilities                                                      561                1,187
                                                                        ---------            ---------
Net Cash Provided by Operating Activities                                  15,785               11,319
                                                                        ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Acquired upon Acquisition                                             22,690                  ---
Decrease in Interest-Earning Deposits in Domestic Banks                         9                   11
Purchases of Securities Available for Sale                               (280,026)            (305,710)
Purchases of Securities Held to Maturity                                      ---               (6,732)
Proceeds from Sale of Securities Available for Sale                        12,823              133,153
Proceeds from Calls and Maturities of  Securities Available for Sale      119,771               51,804
Proceeds from Calls and Maturities of Securities Held to Maturity          17,857               14,851
Net Increase in Loans                                                     (13,901)             (27,206)
Purchases of Bank Premises and Equipment                                   (2,437)              (1,701)
Proceeds From Sale of Bank Premises and Equipment                             243                   64
Net Decrease in Other Real Estate                                             139                  107
Increase in Other Assets                                                     (441)                (425)
                                                                        ---------            ---------
Net Cash Used in Investing Activities                                    (123,273)            (141,784)
                                                                        ----------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in Deposits                                                   11,174               34,469
Net Increase (Decrease) in Repurchase Agreements Short-Term               (13,756)              87,025
Net Increase (Decrease) in Other Short-Term Debt                          (78,875)              15,875
Net Increase in Repurchase Agreements Long-Term                           157,131                  ---
Net Decrease in FHLB Advances, Callable 2/97                                  ---              (45,000)
Net Increase in Other Long-Term Debt                                       50,431               47,255
Cash Dividends                                                             (4,136)              (3,368)
Proceeds from Issuance of Common Stock                                      2,097                1,007
                                                                        ---------            ---------

Net Cash Provided by Financing Activities                                 124,066              137,263
                                                                        ---------            ---------

Net Increase (Decrease) in Cash and Due From Banks                         16,578                6,798
Cash and Cash Equivalents at Beginning of Period                           52,346               58,265
                                                                        ---------            ---------

Cash and Cash Equivalents at End of Period                              $  68,924            $  65,063
                                                                        =========            =========

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated financial statements of MainStreet Financial Corporation, ("MainStreet"), and its subsidiaries conform to generally accepted accounting principles and to general banking industry practices. The interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments of a normal and recurring nature which are necessary for a fair presentation of the consolidated financial statements herein have been included. The financial statements herein should be read in conjunction with the notes to financial statements included in the Corporation's 1997 Form 10-K to the SEC. Mainstreet completed its acquisition of Regency Financial Shares on March 10, 1998 which was accounted for using the pooling of interests method of accounting. All prior year data has been restated to reflect this acquisition. The results of the interim period are not necessarily indicative of year-end results.


 2.       Supplemental Cash Flow Data

For purposes of the Statements of Cash Flow, MainStreet considers all Cash and Due from Bank Accounts and Federal Funds Sold to be cash equivalents. Supplemental Cash Flow Data at the date of consummation of the purchase of Tysons Financial Corporation included in the June 30, 1998 cash flow statement is as follows:

                                   (In 000's)

ASSETS

Interest-Earning Deposits in Domestic Banks                            $    100
Securities Available for Sale                                            14,231

Loans, Net of Unearned Income and Deferred Fees                          63,318
     Less:  Allowance for Loan Losses                                      (952)
                                                                       --------
     Loans, Net                                                          62,366

Bank Premises and Equipment, Net                                            732
Other Assets                                                             10,551

   TOTAL ASSETS                                                          87,980

LIABILITIES

Deposits:
     Demand (Noninterest Bearing)                                        23,770
     Certificates of Deposit $100,000 and over                            9,481
     Other Time Deposits                                                 56,217
                                                                       --------
         Total Deposits                                                  89,468

Other Short-Term Debts                                                    3,344
Other Liabilities                                                           874
                                                                       --------
   TOTAL LIABILITIES                                                     93,686
                                                                       --------
SHAREHOLDERS' EQUITY

Total Shareholders' Equity                                               16,984
                                                                       --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           110,670
                                                                       --------
   NET CASH AND CASH EQUIVALENTS ACQUIRED UPON                         $ 22,690
                                                                       ========
   ACQUISITION OF TYTSONS FINANCIAL CORPORATION


3.       Securities Available for Sale

The following sets forth the composition of securities available for sale, which are carried at approximate market value at June 30, 1998:
                                                                       Gross              Gross               Approx.
                                             Amortized               Unrealized         Unrealized            Market
                                               Cost                    Gains              Losses               Value
                                               ----                    -----              ------               -----
U. S. Treasury Securities                    $  8,840                 $    58            $    14             $  8,884
Obligations of U.S.
   Government Agencies                         48,788                     231                191               48,828
Mortgage-Backed Securities                    385,087                   3,023                804              387,306
Collateralized Mortgage
   Obligations and REMICs                     306,182                   1,397                870              306,709
Corporate Bonds                                73,616                     892              1,042               73,466
Other Securities                               12,524                     191                 38               12,677
Obligations of States and
   Political Subdivisions                      14,450                     484                  1               14,933
                                             --------                 -------           --------             --------
   Total Securities
     Available for Sale                      $849,487                 $ 6,276           $  2,960             $852,803
                                             ========                 =======           ========             ========

Gross gains and losses of $125,000 and $9,000, respectively, were realized on sales and calls of securities available for sale for year-to-date June 30, 1998.

4.       Securities Held to Maturity

The carrying and approximate market values and gross unrealized gains and losses of securities held to maturity are as follows at June 30, 1998:
                                                                       Gross              Gross               Approx.
                                             Amortized               Unrealized         Unrealized            Market
                                               Cost                    Gains              Losses               Value
                                               ----                    -----              ------               -----

Obligations of U.S.
   Government Agencies                       $  1,819                $    219            $     9             $   2,029
Mortgage-Backed Securities                     20,479                     580                180                20,879
Obligations of State and
   Political Subdivisions                      32,651                     835                 12                33,474
                                             --------                --------            -------             ---------
   Total Securities Held to Maturity         $ 54,949                $  1,634                201             $  56,382
                                             ========                ========            =======             =========

Gross gains and losses of $31,000 and $2,000, respectively, were realized on calls of securities held to maturity for year-to-date June 30, 1998.

5.       Loan Portfolio

Major classifications of loans at June 30, 1998 and December 31, 1997 are summarized below:

                                                          (In 000's)

                                                   1998                 1997
                                                   ----                 ----

Commercial                                     $  483,761             $459,319
Real Estate                                       236,909              220,928
Consumer                                          293,084              257,901
                                               ----------             --------
   Total Loans                                  1,013,754              938,148
   Less:  Unearned Income and Deferred Fees       (12,186)             (12,430)
                                               ----------             --------
     Loans, Net of Unearned Income and
       Deferred Fees                            1,001,568              925,718
   Less:  Allowance for Loan Losses               (14,121)             (12,375)
                                               ----------             --------
     Loans, Net                                $  987,447             $913,343
                                               ==========             ========


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



                                   (In 000's)
                                                                            June 30              June 30
                                                                              1998                 1997
                                                                              ----                 ----
Balance at December 31, 1997 and 1996                                      $ 12,375              $ 11,497

Change in Allowance due to Purchase Acquisition                                 952                   ---
Charge-offs:
     Commercial, Financial and Agricultural                                     465                 1,507
     Real Estate - Mortgage                                                     189                    58
     Installment                                                              1,088                   901
                                                                           --------              --------
                                                                              1,742                 2,466

Recoveries:

     Commercial, Financial and Agricultural                                      60                   288
     Real Estate - Mortgage                                                       1                   ---
     Installment                                                                312                   213
                                                                           ---------             --------
                                                                                373                   501

Net Charge-offs                                                               1,369                 1,965
Provision for Loan Losses                                                     2,163                 2,525
                                                                           --------              --------

Balance at June 30, 1997 and June 30, 1996                                 $ 14,121              $ 12,057
                                                                           ========              ========

Nonaccrual loans and loans 90-days past due or more as to interest or principal payments are considered by MainStreet to be nonperforming loans. Nonperforming loans were .91% of loans, net of unearned income at June 30, 1998.

The following table presents aggregate loan amounts for nonaccrual and 90-day due loans as of June 30, 1998 and December 31, 1997:

                                                                             1998                  1997
                                                                             ----                  ----

Nonaccrual Loans                                                           $  4,937              $  4,245
Loans Past Due 90 Days or More                                                4,168                 2,136
                                                                           --------              --------

     Total Nonperforming Loans                                                9,105                 6,381
                                                                           --------              --------

Other Real Estate Owned                                                       1,285                   822
Other Repossessed Assets                                                        278                    53
                                                                           --------              --------

     Total Foreclosed/Repossessed Assets                                      1,563                   875
                                                                           --------              --------

     Total Nonperforming Loans and Foreclosed/Repossessed Assets           $ 10,668              $  7,256
                                                                           ========              ========

The effect of nonaccrual loans on interest income for the six months ended June
31, 1998 and 1997 was as follows:

                                                                             1998                  1997
                                                                             ----                  ----
Gross Amount of Interest That Would Have Been Recorded
     at Original Rate                                                      $   497               $    229
Interest That Was Reflected in Income                                          187                    ---
                                                                           -------               --------

Net Impact on Interest Income                                              $   310               $    229
                                                                           =======               ========

At June 30, 1998 and December 31, 1997, the recorded investment in loans which have been identified by MainStreet as impaired loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of A Loan", totaled $3.2 million and $3.6 million, respectively. The portion of the allowance for loan losses related to such loans was $1.1 million and .6 million for June 30, 1998 and December 31, 1997.

6.   Contingencies and Other Matters

MainStreet completed its acquisition of Tysons Financial Corporation, McLean, Virginia, effective February 28, 1998 at 11:59 p.m. having received all required regulatory and shareholder approvals. Under terms of the agreement, each shareholder of Tysons common stock received the equivalent of $14.50 per share of MainStreet stock for each share held of Tysons stock. This resulted in an exchange ratio of .527 shares of MainStreet's common stock for each share of Tysons stock. Also under terms of the agreement, MainStreet agreed to purchase Tyson's outstanding directors' warrants for the difference between the exercise price per warrant and $14.50 . The warrants initially were converted into Tysons' common stock. After this initial conversion, the common stock exchange ratio, .527, was to be applied. In addition, MainStreet agreed to purchase Tysons' directors' options for the difference between the exercise price per option and $14.50 in MainStreet common stock. The outstanding directors' options were at exercise prices of $9.125 and $12.50 and resulted in an exchange ratio of .193 and .073, respectively. The outstanding shares of Tysons common stock, directors' warrants, and directors' options of Tysons were exchanged for approximately 611,175 shares of MainStreet's common stock.

MainStreet Financial Corporation completed its acquisition of Regency Financial Shares, Incorporated, ("Regency"), Richmond, Virginia on March 10, 1998, having received all required regulatory and shareholder approvals. Under terms of the agreement, each shareholder of Regency common stock received the equivalent of $13.00 per share of each share held of Regency stock. This resulted in an exchange ratio of .474 shares of MainStreet's common stock for each share of Regency stock. Each Regency director received the difference between the exercise price per option and $13.00. This resulted in respective exchange ratios of .237 and .219 shares of MainStreet's common stock for each Regency director option, taking into consideration exercise prices of $6.50 and $7.00, respectively. Each fractional share resulting from the conversion was settled at $27.42 per share. The outstanding 1,430,134 shares of Regency common stock, and the outstanding 5,500 directors' options were exchanged for approximately 678,993 shares of MainStreet's common stock.

MainStreet completed its acquisition of Ballston Bancorp, Incorporated, ("Ballston"), on July 17, 1998 at 11:59 p.m. having received all required regulatory and shareholder approvals. This acquisition will be accounted for using the pooling of interests method of accounting. Under terms of the agreement, each shareholder of Ballston common stock was to receive the equivalent of $12.04 per share for each share held of Ballston common stock. This resulted in an exchange ratio of .4310 shares of MainStreet's common stock for each share of Ballston stock. The outstanding shares of Ballston common stock will exchange for approximately 697,938 of MainStreet common stock.

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


MainStreet's total comprehensive income for the three month periods ended June
30, 1998 and 1997 was $5,667,000 and $7,992,000, respectively. Comprehensive income for the six months ended June 30, 1998 and 1997 was $9,441,000 and $9,754,000, respectively. Information concerning MainStreet's other comprehensive income for the three month periods ended June 30, 1998 and 1997 and for the six months ended June 30, 1998 and 1997 is as follows:

                                                        Three Months Ended                      Six Months Ended
                                                        ------------------                      ----------------
                                                 June 30, 1998       June 30, 1997       June 30, 1998     June 30, 1997
                                                 -------------       -------------       -------------     -------------

Change in unrealized gains/(losses)
     on available for sale securities             $    888            $  5,367            $   (830)           $  2,357

Reclassification to realized gain
         included in net income                       (103)                 (5)               (115)               (875)
Income tax expense relating to the change
   in unrealized gains/(losses) on available
   for sale securities                                (275)             (1,877)                331                (519)
                                                  --------            --------            --------            --------


Other comprehensive income gain (loss)            $    510            $  3,485            $   (614)           $    963
                                                  ========            ========            ========            ========


8.   Income Per Share

The following tables reconcile the numerator and denominator of the basic and diluted computations for net income per share for the periods ended June 30,
1998 and 1997.
                                                                     Three Months Ended June 30, 1998
                                                                     --------------------------------
                                                             Income                    Shares               Per Share
                                                          (Numerator)              (Denominator)              Amount
                                                          -----------              -------------              ------
Basic EPS
     Income available to common shareholders               $     5,157               $   13,351               $    .39
                                                                                                              ========
     Effect of Stock Options                                        48                       39
                                                           -----------               ----------

Diluted EPS
     Income available to common
         shareholders and assumed conversions              $     5,205              $    13,390               $    .39
                                                           ===========              ===========               ========

                                                                       Three Months Ended June 30, 1997
                                                                       --------------------------------
                                                             Income                    Shares               Per Share
                                                          (Numerator)              (Denominator)              Amount
                                                          -----------              -------------              ------
Basic EPS
     Income available to common shareholders               $     4,507               $   12,583              $    .36
                                                                                                             ========
     Effect of Stock Options                                       ---                       39
                                                           -----------               ----------

Diluted EPS
     Income available to common
       shareholders and assumed conversions                      4,507               $   12,622              $    .36
                                                           ===========               ==========              ========


                                                                         Six Months Ended June 30, 1998
                                                                         ------------------------------
                                                             Income                    Shares               Per Share
                                                          (Numerator)              (Denominator)              Amount
                                                          -----------              -------------              ------

Basic EPS
     Income available to common shareholders               $    10,055               $   13,129              $    .77
                                                                                                             ========
     Effect of Stock Options                                        97                       44
                                                           -----------               ----------

Diluted EPS
     Income available to common
       shareholders and assumed conversions                     10,152               $   13,173              $    .77
                                                           ===========               ==========              ========


                                                                       Six Months Ended June 30, 1997
                                                             Income                    Shares               Per Share
                                                          (Numerator)              (Denominator)              Amount
                                                          -----------              -------------              ------

Basic EPS
     Income available to common shareholders               $     8,791               $   12,594              $    .70
                                                                                                             ========
     Effect of Stock Options                                       ---                       41
                                                           -----------               ----------

Diluted EPS
     Income available to common
       shareholders and assumed conversions                      8,791               $   12,635              $    .70
                                                           ===========               ==========              ========



               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarter Report and the documents incorporated herein by reference constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Corporation, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, amount others, the following: general economic and business conditions in the Corporation's market area, inflation, fluctuations in interest rates, changes in government regulations and competition, which will, amount other things, impact demand for loans and banking services: the ability of the Corporation to implement its business strategy; and changes in, or the failure to comply with, government regulations.

Forward-looking statements are intended to apply only at the time they are made. Moreover, whether or not stated in connection with a forward-looking statement, the Corporation undertakes no obligation to correct or update a forward-looking statement should the Corporation later become aware that it is not likely to be achieved. If the Corporation were to update or correct a forward-looking statement, investors and others should not conclude that the Corporation will make additional updates or corrections thereafter.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations


Overview

MainStreet Financial Corporation reported year-to-date earnings of $10.1 million at June 30, 1998 compared to $8.8 million at June 30, 1997, an increase of $1.3 million, or 14.4%. These year-to-date earnings for 1998 produced a return on average assets of 1.04% and a return on average equity of 13.26%. This compares to a return on average assets of 1.19% and a return on average equity of 14.09% for the same period in 1997. The earnings per diluted share for the six months ended June 30, 1998 was $.77, an increase of $.07 per share over the six months $.70 per share earned in 1997.

Earnings for the second quarter of 1998 were $5.2 million compared to $4.5 million for the same period in 1997, an increase of $.7 million, or 14.4%. These earnings equate to $.39 and $.36 per diluted share for the second quarter of 1998 and 1997, respectively. The return on average assets and the return on average equity for the second quarter of 1998 were 1.03% and 12.94%, respectively. The return on average assets and the return on average equity for the second quarter of 1997 were 1.17% and 14.26%, respectively.

The principal reasons for the increases in both second quarter and year-to-date earnings were higher levels of net interest income and noninterest income, excluding securities gains. The increase in net interest income, for both the second quarter and first six months of 1998 was principally attributable to acquiring and maintaining a higher level of earning assets compared with the same periods a year ago.

During the first quarter of 1998, MainStreet completed the acquisitions of Regency Financial Shares in Richmond, Virginia and Tysons Financial Corporation in McLean, Virginia. The acquisition of Regency was accounted for using the pooling of interests method of accounting. All prior year data has been restated to reflect this acquisition. The acquisition of Tysons was accounted for as a purchase and was effective after the close of business on February 28, 1998. Accordingly, none of Tysons' financial history is reflected in prior period MainStreet financial results. For more detail on the acquisitions of Regency and Tysons, see Notes 2 and 6 to The Consolidated Financial Statements.


Net Interest Income

Net interest income, the difference between total interest income and total interest expense, is MainStreet's principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the cost of supporting funds. The difference between rates earned on interest-earning assets (with an adjustment made to tax exempt income to provide comparability with taxable income) and the cost of supporting funds is measured by the net interest margin.

Net interest income for the first six months of 1998 was $33.3 million, an increase of $4.0 million, or 13.5%, over the $29.3 million for the first six months of 1997. The acquisition of Tysons Financial Corporation added $1.6 million in net interest margin for 1998. Total interest income increased $15.4 million while total interest expense increased $11.4 million for the first six months of 1998 compared to the first six months of 1997. The net interest margin was 3.71% and 4.27% for year-to-date June 1998 and June 1997, respectively. Average interest-earning assets year-to-date increased $432.4 million, or 30.6% in 1998 over 1997 levels. Average loans, net of unearned income, increased $83.7 million. The remaining $348.7 million increase in interest-earning assets was primarily due to investments. These increases in loans and investments were funded primarily by an increase in average interest-bearing liabilities which increased $391.2 million in 1998 over 1997. MainStreet has continued its leveraging strategy in order to enhance earnings and to utilize, to the greatest extent possible, MainStreet's strong capital position. Included in this strategy, was also a transfer of certain short-term liabilities into long-term liabilities. Interest expense on long-term debt for the first six months of 1998 was $11.3 million compared to $1.7 million for the same period a year ago. Also, in November 1997, MainStreet issued $50,000,000 in corporation-obligated mandatorily redeemable capital securities. This expense for the six months ended June 30, 1998 was $2.2 million. The acquisition of Tysons Financial Corporation added $65.3 million and $47.5 million in interest-earning assets and interest-bearing liabilities, respectively.


Net interest income for the three months ended June 30, 1998 was $17.1 million compared to $15.2 million, an increase of $1.9 million, or 12.3%. The net interest margin for the second quarter of 1998 was 3.69% and 4.25% for the second quarter of 1997. Total average interest-earning assets for the second quarter of 1998 increased $433.9 million over the same period in 1997 primarily due to increased investments along with an increase in average loans net of unearned income. Total average interest-bearing liabilities increased $382.7 million in the second quarter of 1998 compared to 1997.

Provision for Loan Losses

A provision for loan losses is charged to earnings for the purpose of establishing an allowance for loan losses. Losses are in turn, charged to this allowance rather than being reported as a direct expense. For the first six months of 1998 the provision for loan losses was $2.2 million down $.3 million in comparison to the first six months of 1997.

The provision for loan losses for the second quarter of 1998 was $1.1 million in comparison to $1.6 million in 1997. One of the affiliate banks had an above normal charge-off in the second quarter of 1997 causing an additional provision to be increased.


Noninterest Income

Noninterest income, excluding securities gains, was $8.0 million and $6.4 million, for the first six months of 1998 and 1997, respectively, an increase of $1.6 million, or 25.1%. Service charges, fees and commissions accounted for $1.3 million with the remaining $.3 million due to increased trust income. Of the $1.3 million increase in fee incomes, $.4 million was due to the sale of certain mortgage servicing in the second quarter of 1998. The remainder of the increase, along with the increase in trust income, was primarily due to increased charges.

Noninterest income, excluding securities gains, for the second quarter of 1998 was $4.2 million compared to $3.3 million for the second quarter of 1997. As mentioned in the year-to-date comparison, $.4 million was a gain on the sale of mortgage servicing. The remainder was due to increased charges.


Securities Gains

Securities gains year-to-date June 30, 1998 were $.1 million compared to $.9 million year-to-date June 30, 1997. The gains in 1997 were attributed to the sales of adjustable rate mortgage backed securities due to the high level of prepayments on those securities which accelerated expense related to amortization of bond premiums.

Securities gains for the second quarter of 1998 were $105 thousand compared to $3 thousand for the second quarter of 1997.


Noninterest Expense

Total noninterest expense for the six months of 1998 was $24.5 million, an increase of $3.3 million, or 15.4% over the same period in 1997. Of this increase, $1.5 million are operating expenses associated with Tysons Financial Corporation. Excluding these expenses, the 1998 noninterest expense would have increased $1.7 million, or 8.23%. Salaries and employee benefits increased $1.7 million for the first six months of 1998 in comparison to the same period in 1997. Of this amount $.5 million were Tysons' expenses and the remaining $1.2 million was due to the staffing of a new branch along with additional compensation awards. Other noninterest expenses were $7.0 million for year-to-date June 30, 1998 compared to $5.9 million for year-to-date June 30,1997, an increase of $1.1 million. Of this amount, Tysons expenses were $.7 million which were mainly associated with professional fees, intangible expenses, and franchise tax expense. The remaining $.4 million of expenses were due to expenses related to the acquisitions in the current year along with certain separation agreements due to restructuring of the Corporation. The expense in 1997 also included $.6 million of expenses associated with a kiting scheme.

Noninterest expense for the second quarter of 1998 was $12.7 million in compared to $10.3 million for the same period in 1997, an increase of $2.4 million, or 23.4%. Of this amount $1.0 million was the increase in salaries and employee benefits due to the staffing of a new branch, additional compensation expense, and the acquisition of Tysons. The other noninterest expense category increased $1.1 million in the second quarter of 1998 over 1997 primarily due to separation agreements, acquisition costs, and Tysons expenses, as mentioned in the year-to-date analysis.


Financial Condition

Total assets at June 30, 1998 were $2.0 billion, an increase of $247.7 million, or 13.8%, over year-end assets of $1.8 billion. A part of this increase was due to the acquisition of Tysons Financial Corporation, effective at the close of business on February 28, 1998. Tysons' assets at June 30, 1998 were $116.9 million, or 6.51% of the increase from year-end.

Investments, including securities available for sale and securities held to maturity, were $907.8 million at June 30, 1998 compared to $766.2 million at December 31, 1997, an increase of $141.6 million. Tysons' investments at June 30, 1998 were $37.5 million. The remainder of the increase was funded by an increase in deposits and borrowings. At June 30, 1998, securities available for sale accounted for 93.9% of the investment portfolio while securities held to maturity accounted for 6.1% of the investment portfolio. All securities acquired in the acquisitions of Tysons and Regency were converted to the available for sale category along with new purchases in 1998. All of Regency's securities were previously held in the available for sale category. This distribution of the investment portfolio allows flexibility in the management of interest rate risk, liquidity, and capital adequacy.

Loans, net of unearned income, were $1.0 billion at June 30, 1998, an increase of $75.9 million over December 31, 1997. Tysons' loans, net of unearned income at June 30, 1998 were $61.9 million. A discussion on credit quality can be found in the Asset Quality section of this analysis.

Other assets at June 30, 1998 were $54.3 million compared to $40.4 million at December 31, 1997, an increase of $13.9 million, or $34.5%. Of this increase $11.3 million was the balance of other assets for Tysons' Financial Corporation at June 30, 1998. The greatest component of other assets for Tysons was the $9.1 million intangible recorded at the time of the acquisition.

Total deposits at June 30, 1998 were $1.2 billion, up from the $1.1 billion at year end 1997. Tysons' deposits at June 30, 1998 were $91.7 million. The largest increases were in demand deposits, money market accounts, and other time deposits.

Borrowings at June 30, 1998 and December 31, 1997 were $697.5 million and $579.2 million, respectively. Borrowings increased $118.3 million at June 30, 1998, or 20.4%, over the outstanding borrowings at December 31, 1997 which were primarily used in MainStreet's leverage strategy to fund investments. The acquisition of Tysons Financial Corporation was immaterial to the increase in borrowings. The following is a breakdown of the borrowings at June 30, 1998 and December 31, 1997.


                                          June 30, 1998       December 31, 1997
                                          -------------       -----------------

Short-term Repurchase Agreements          $   200,115            $   213,871
Short-term FHLB Advances                          ---                 61,000
Federal Funds Purchased                        12,500                 38,000
Corporate Cash Management Accounts             37,840                 30,195
Treasury Tax and Loan Notes                    23,896                 20,572
Long-Term Repurchase Agreements               220,597                 63,466
Long-Term FHLB Advances                       152,389                101,936
Corporation-Obligated Mandatorily
        Redeemable Capital Securities          50,000                 50,000
Capital Lease                                     176                    198
                                          -----------            -----------
                                          $   697,513            $   579,238
                                          ===========            ===========



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

Nonperforming assets were $10.7 million at June 30, 1998 compared to $9.3 million at December 31, 1997. Nonperforming loans were $9.1 million and $7.7 million at June 30, 1998 and December 31, 1997, respectively. The ratio of nonperforming loans to loans, net of unearned income, was .91% at June 30, 1998 and .83% at December 31, 1997. At June 30, 1998 and December 31, 1997, nonaccrual loans comprised $4.9 million and $3.9 million, respectively of loans, net of unearned income. The ratio of the allowance for loan losses to nonperforming loans was 155.09% and 160.76%, at June 30, 1998 and December 31, 1997, respectively. The net charge-off ratio at June 30, 1998 was .28% versus
 .42% at December 31, 1997. The allowance for loan losses to actual loans, net of unearned income, was 1.41% at June 30, 1998 compared to 1.34% at December 31, 1997.


Shareholders' Equity

Total shareholders' equity at June 30, 1998 was $160.1 million compared to $135.7 million at December 31, 1997, an increase of $24.4 million of which $16.9 million was associated with the acquisition of Tysons Financial Corporation. Dividends per share were $.15 for the second quarter of 1998 and $.30 year-to-date June 30, 1998. At June 30, 1998, the leverage and risk based capital ratios were 9.22% and 17.68%, respectively. The capital position remains strong with ratios well above regulatory prescribed minimums.


Liquidity

The measurement of liquidity is performed by monitoring ratios that indicate the level of liquid assets relative to liabilities, the dependence on potential volatile funding sources, and the relationship of loans to deposits. While relying on core deposit relationships as the basis of liquidity, MainStreet has also sought additional sources of liquidity primarily with the Federal Home Loan Bank, regional and super-regional banks and top tier investment banking firms.


Year 2000 Update

MainStreet Financial Corporation continues to devote significant time and resources to manage our Year 2000 project. The Year 2000 Task Force, an ad hoc committee comprised of representatives from various corporate activities continues to provide management with guidance and oversight in addresssing the Company's Year 2000 initiatives. Activities and recommendations of this committee are provided to the CEOs of all affiliate organizations and the Board of Directors of the holding company and all affiliate organizations and other related parties. MainStreet's evaluation of our systems and facilities has been completed and remediation of mission critical core applications performed by the software provider is complete. Evaluation of the risks posed by other vendors, business partners and major loan customers continues on schedule.

MainStreet Financial Corporation has a written test plan addressing mission critical core applications, mainframe hardware and operating system. Testing of mission critical core applications began in second quarter 1998 and is on schedule for completion prior to December 31, 1998. We have identified certain non-mission critical applications that are not Year 2000 compliant. These non-mission critical systems are currently scheduled for replacement during 1998 and 1999. The availability and continued use of these automated processes is dependent on the company's ability to meet these schedules. Costs associated with the purchase and installation of these systems continue to be considered normal technology improvements consistent with the planned growth of the company and a part of the normal budgetary process.

In addition, we continue with our highly successful education programs that focus on providing current, accurate information on the problem to employees, local industry, small businesses and community leaders in an effort to encourage others to also become proactive. MainStreet Financial Corporation believes these initiatives will ensure we successfully meet the Year 2000 challenges faced by our company and our communities.


New Accounting Development

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for MainStreet). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Currently, MainStreet does not have any investments in derivative instruments or any hedging activities. MainStreet does anticipate that in the near future, these forms of investment may be utilized and will adopt FAS 133.


Contingencies and Other Matters

This discussion is found in Note 6 of the Notes to Consolidated Financial Statements in this report.



                           PART II. OTHER INFORMATION


Item 1.         Legal Proceedings

The information required by Part II, Item 1, of the Form 10-Q appears on page 9 of Part I, Item 1, Note 6, of this report and is herein incorporated by reference.


Item 6(a).      Exhibits

3.               1.    Articles of Incorporation are presented herein.
                 4.    Bylaws of the Corporation are presented herein.


Item 6(b).      Reports on Form 8-K

Form 8-K filed June 4, 1998, regarding the name change of Registrant from MainStreet BankGroup Incorporated to MainStreet Financial Corporation.

Form 8-K filed July 21, 1998, regarding the completion of the acquisition of Ballston Bancorp, Incorporated.


99.             Financial Data Schedule

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereof duly authorized.



         (Registrant)                  MAINSTREET FINANCIAL CORPORATION



Date   8/13/98                         /s/ James E. Adams
    -------------                      ----------------------------------
                                       James E. Adams
                                       Chief Financial Officer/Executive Vice
                                       President/Treasurer