Form 10-Q
period 1998-09-30
MAINSTREET FINANCIAL CORP
filed 1998-11-13
CIK 216870

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-8622            For the Period Ended September 30, 1998

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

                               Yes  X        No
                                  -----        -----

Indicate the number of shares outstanding at each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                OUTSTANDING AT OCTOBER 31, 1998
COMMON STOCK $5.00 PAR VALUE                              14,137,199
----------------------------                    -------------------------------

                                     MAINSTREET FINANCIAL CORPORATION

                                                 FORM 10-Q

                                                   INDEX





                      PART I.  FINANCIAL INFORMATION                                             PAGE NO.

Item 1.           Financial Statements

                  Consolidated Balance Sheets -- September 30, 1998 and
                  December 31, 1997                                                                 3


                  Consolidated Statements of Income  -- Three Months and
                  Nine Months Ended September 30, 1998 and 1997                                     4

                  Consolidated Statements of Cash Flows -- Nine Months
                  Ended September 30, 1998 and 1997                                                 5

                  Notes to Consolidated Financial Statements                                      6 - 12


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                             13 - 19


                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings                                                                20


Item 6(a).        Exhibits                                                                         20

Item 6(b).        Reports on Form 8-K                                                              20


                MAINSTREET FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    Unaudited
                          (In 000's Except Share Data)
                                                                             September 30               December 31
ASSETS                                                                          1998                        1997
------                                                                          ----                        ----
Cash and Due From Banks                                                      $    52,677                $    47,202
Interest-Earning Deposits in Domestic Banks                                        2,750                        494
Mortgage Loans Held for Sale                                                       3,898                      3,048
Federal Funds Sold                                                                 8,986                      5,144
Securities Available for Sale (Amortized Cost of $860,808 at
   September 30, 1998, and $689,193 at December 31, 1997)                        868,418                    693,957
Securities Held to Maturity  (Approximate  Market Values of
   $52,636 at September 30, 1998 and $74,321 at December 31, 1997)
       Taxable                                                                    23,643                     38,170
       Nontaxable                                                                 27,325                     34,073
                                                                             -----------                -----------
                                                                                  50,968                     72,243
Loans, Net of Unearned Income and Deferred Fees                                1,032,857                    925,718
   Less:  Allowance for Loan Losses                                              (14,476)                   (12,375)
                                                                             -----------                -----------
       Loans, Net                                                              1,018,381                    913,343
Bank Premises and Equipment, Net                                                  19,003                     17,003
Other Real Estate Owned                                                            1,208                      1,424
Other Assets                                                                      54,333                     40,384
                                                                             -----------                -----------
       TOTAL ASSETS                                                          $ 2,080,622                $ 1,794,242
                                                                             ===========                ===========

LIABILITIES
Deposits:
   Demand Deposits (Noninterest-Bearing)                                     $   224,199                $   149,940
   Interest Checking Accounts                                                    130,906                    121,470
   Savings Deposits                                                              119,692                    115,929
   Money Market Investment Accounts                                              137,565                    104,478
   Time Deposits
       Certificates of Deposit $100,000 and Over                                 161,153                    154,982
       Other                                                                     454,839                    416,933
                                                                             -----------                -----------
       Total Deposits                                                          1,228,354                  1,063,732
Repurchase Agreements Short-Term                                                 160,733                    213,871
Other Short -Term Debt                                                            48,753                    149,767
Repurchase Agreements Long-Term                                                  220,597                     63,466
Other Long-Term Debt                                                             178,167                    102,134
Corporation-Obligated Mandatorily Redeemable Capital
     Securities                                                                   50,000                     50,000
Accrued Interest Payable                                                           9,193                      5,977
Other Liabilities                                                                  9,241                      9,576
                                                                             -----------                -----------
       TOTAL LIABILITIES                                                       1,905,038                  1,658,523
                                                                             -----------                -----------

SHAREHOLDERS' EQUITY
Preferred Stock, (Par Value $5 Per Share, Authorized
   1,000,000 Shares; None Outstanding)                                              --                         --
Common Stock, (Par Value $5 Per Share, Authorized
   20,000,000 Shares; Issued and Outstanding 14,126,914
   Shares in September, 1998 and 12,661,212 in December, 1997)                    70,635                     63,306
Capital in Excess of Par                                                          34,360                     12,399
Retained Earnings                                                                 65,653                     57,501
Unearned Compensation                                                                (54)                      (176)
Accumulated Other Comprehensive Income                                             4,990                      2,689
                                                                             -----------                -----------
       TOTAL SHAREHOLDERS' EQUITY                                                175,584                    135,719
                                                                             -----------                -----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 2,080,622                $ 1,794,242
                                                                             ===========                ===========

See Notes to Consolidated Financial Statements.


                                  MAINSTREET FINANCIAL CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                          (In 000's Except Per Share Data)
                                                      Unaudited
                                                     Three Months Ended                      Nine Months Ended
                                                  September 30   September 30            September 30
September 30
INTEREST INCOME                                       1998            1997                    1998           1997
                                                      ----            ----                    ----           ----
Interest and Fees on Loans:
     Taxable                                       $23,673        $21,357                $ 70,245         $ 62,864
     Nontaxable                                        100             16                     283               67
Interest on Mortgage Loans Held for Sale               200             97                     529              181
Interest and Dividends on Securities
   Available for Sale                               14,001          8,037                  40,902           21,419
Interest and Dividends on Securities Held
   to Maturity
     Taxable                                           451            978                   1,513            2,984
     Nontaxable                                        380            468                   1,216            1,444
Other Interest Income                                  151            201                     786              460
                                                   -------        -------                --------         --------
     Total Interest Income                          38,956         31,154                 115,474           89,419

INTEREST EXPENSE
Deposits                                            11,382         10,352                  33,998           29,963
Short-Term Borrowings                                3,119          4,456                  10,636           12,083
Long-Term Debt                                       6,596          1,052                  17,906            2,709
                                                   -------        -------                 -------         --------
     Total Interest Expense                         21,097         15,860                  62,540           44,755
                                                   -------        -------                 -------         --------
Net Interest Income                                 17,859         15,294                  52,934           44,664
Provisions for Loan Losses                           1,214          1,025                   3,397            3,550
                                                   -------        -------                 -------         --------
     Net Interest Income After Provision
         for Loan Losses                            16,645         14,269                  49,537           41,114

NONINTEREST INCOME
Service Charges, Fees and Other                      2,953          2,462                   9,252            7,224
Trust Income                                           999            883                   2,879            2,496
Securities Gains, Net                                   55             37                     200              916
                                                   -------        -------                 -------         --------
                                                     4,007          3,382                  12,331           10,636
                                                   -------        -------                 -------         --------
NONINTEREST EXPENSE
Salaries                                             4,938          4,317                  14,761           12,784
Employee Benefits                                    1,961          1,585                   5,816            4,646
Net Occupancy Expense                                  831            579                   2,308            1,695
Equipment                                            1,036            979                   3,136            2,838
Stationery and Supplies                                257            253                     777              697
Advertising                                            249             44                     631              429
Other                                                4,479          2,714                  12,148            8,585
                                                   -------        -------                 -------         --------
                                                    13,751         10,471                  39,577           31,674
                                                   -------        -------                 -------         --------
Income Before Income Taxes                           6,901          7,180                  22,291           20,076
Income Tax Expense                                   2,207          2,347                   7,238            6,452
                                                   -------        -------                 -------         --------
NET INCOME                                         $ 4,694        $ 4,833                 $15,053         $ 13,624
                                                   =======        =======                 =======         ========

Per Share
Basic:
     NET INCOME                                    $   .33        $   .38                 $  1.08         $   1.08
                                                   =======        =======                 =======         ========
     Dividends Per Share                           $   .15        $   .16                 $   .45         $    .42
                                                   =======        =======                 =======         ========
     Average Shares Outstanding                     14,107         12,624                  13,921           12,604
                                                   =======        =======                 =======         ========
Diluted:
     NET INCOME                                    $   .34        $   .38                 $  1.09             1.08
                                                   =======        =======                 =======         ========
     Average Shares Outstanding                     14,134         12,667                  13,960           12,646
                                                   =======        =======                 =======         ========

See Notes to Consolidated Financial Statements.


                                MAINSTREET FINANCIAL CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    Unaudited
                                                    (In 000's)
                                                                                              Nine Months Ended
Cash Flows From Operating Activities:                                             September 30, 1998      September 30,  1997
                                                                                  ------------------      -------------------
Net Income                                                                            $  15,053                  $  13,624
Adjustments to Reconcile Net Income to Net Cash Provided
   by Operating Activities:
     Provision for Loan Losses                                                            3,397                      3,550
Depreciation and Amortization                                                             1,972                      1,881
     Amortization of Securities Premiums and Discounts, Net                               2,192                      1,077
     Provision for Deferred Income Taxes                                                 (1,237)                      (603)
     Gain on Sale of Securities, Net                                                       (200)                      (916)
     Amortization of Intangibles                                                            531                        144
     Mortgage Loan Originations Held for Sale                                           (48,336)                   (16,491)
     Mortgage Loans Sold                                                                 47,486                     14,228
     Changes in Other Assets and Other Liabilities:
       Other Assets                                                                      (1,824)                    (1,440)
       Accrued Interest                                                                   2,720                      1,499
       Other Liabilities                                                                 (1,169)                     2,708
                                                                                      ---------                  ---------
Net Cash Provided by Operating Activities                                                20,585                     19,261
                                                                                      ---------                  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Acquired upon Acquisition Due to Purchase                                           22,690                       --
Cash Acquired upon Acquisition Due to Pooling Not Restated                               19,054                       --
(Increase) Decrease in Interest-Earning Deposits in Domestic Banks                          333                       (139)
Purchases of Securities Available for Sale                                             (379,257)                  (353,328)
Purchases of Securities Held to Maturity                                                   --                       (9,619)
Proceeds from Sale of Securities Available for Sale                                      42,779                    133,153
Proceeds from Calls and Maturities of  Securities Available for Sale                    193,139                     87,073
Proceeds from Calls and Maturities of Securities Held to Maturity                        21,996                     21,290
Net Increase in Loans                                                                    (5,378)                   (41,843)
Purchases of Bank Premises and Equipment                                                 (2,884)                    (2,120)
Proceeds From Sale of Bank Premises and Equipment                                           243                         64
Net (Increase) Decrease in Other Real Estate                                                216                       (118)
Increase in Other Assets                                                                   (668)                      (653)
                                                                                      ---------                  ---------
Net Cash Used in Investing Activities                                                   (87,737)                  (166,240)
                                                                                      ---------                  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in Deposits                                                                 10,110                     66,907
Net Increase (Decrease) in Repurchase Agreements Short-Term                             (53,138)                    82,192
Net Increase (Decrease) in Other Short-Term Debt                                       (110,248)                    18,865
Net Increase in Repurchase Agreements Long-Term                                         157,131                       --
Net Decrease in FHLB Advances, Callable 2/97                                               --                      (45,000)
Net Increase in Other Long-Term Debt                                                     75,351                     50,844
Cash Dividends                                                                           (6,338)                    (5,249)
Proceeds from Issuance of Common Stock                                                    3,601                      1,485
                                                                                      ---------                  ---------

Net Cash Provided by Financing Activities                                                76,469                    170,044
                                                                                      ---------                  ---------

Net Increase in Cash and Cash Equivalents                                                 9,317                     23,065
Cash and Cash Equivalents at Beginning of Period                                         52,346                     58,265
                                                                                      ---------                  ---------

Cash and Cash Equivalents at End of Period                                            $  61,663                  $  81,330
                                                                                      =========                  =========

See Notes to Consolidated Financial Statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated  financial statements of MainStreet  Financial  Corporation,
("MainStreet"), and its subsidiaries conform to generally accepted accounting principles and to general banking industry practices. The interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments of a normal and recurring nature which are necessary for a fair presentation of the consolidated financial statements herein have been included. The financial statements herein should be read in conjunction with the notes to financial statements included in the Corporation's 1997 Form
10-K to the SEC.  Mainstreet  completed  its  acquisition  of Regency  Financial
Shares, ("Regency"), on March 10, 1998 which was accounted for using the pooling of interests method of accounting. All prior year data has been restated to reflect this acquisition. MainStreet completed its acquisition of Ballston
Bancorp, Incorporated on July 17, 1998, which was accounted for using the pooling of interests method of accounting. Prior year data has not being restated for this acquisition due to immateriality. The results of the interim period are not necessarily indicative of year-end results.

2.       Supplemental Cash Flow Data

For purposes of the Statements of Cash Flow, MainStreet considers all Cash and Due from Bank Accounts and Federal Funds Sold to be cash equivalents.
Supplemental Cash Flow Data at the date of consummation of the purchase of Tysons Financial Corporation, ("Tysons"), and as of December 31, 1997 for the pooling of Ballston Bancorp Incorporated included in the September 30, 1998 cash flow statement is as follows:

                                   (In 000's)
NON-CASH ASSETS                                                          Tysons                 Ballston
---------------                                                          ------                 --------

Interest-Earning Deposits in Domestic Banks                            $    100                 $  2,489
Securities Available for Sale                                            14,231                   16,132

Loans, Net of Unearned Income and Deferred Fees                          63,318                   41,293
     Less:  Allowance for Loan Losses                                      (952)                    (602)
                                                                       --------                 --------
     Loans, Net                                                          62,366                   40,691

Bank Premises and Equipment, Net                                            732                      599

Other Assets                                                             10,551                    1,371
                                                                       --------                 --------

   TOTAL ASSETS                                                          87,980                   61,282
                                                                       --------                 ---------

LIABILITIES

Deposits:
     Demand (Noninterest Bearing)                                        23,770                   12,596
     Certificates of Deposit $100,000 and over                            9,481                   14,631
     Other Time Deposits                                                 56,217                   37,817
                                                                       ---------                --------
         Total Deposits                                                  89,468                   65,044

Other Short-Term Debt                                                     3,344                    5,890
Other Long-Term Debt                                                        ---                      681
Other Liabilities                                                           874                      457
                                                                       ---------                --------

   TOTAL LIABILITIES                                                     93,686                   72,072

SHAREHOLDERS' EQUITY
Total Shareholders' Equity                                               16,984                    8,264
                                                                       --------                 --------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           110,670                   80,336
                                                                       --------                 --------

   NET CASH AND CASH EQUIVALENTS ACQUIRED UPON                         $ 22,690                 $ 19,054
   ACQUISITION                                                         ========                 ========



3.       Securities Available for Sale

The following sets forth the composition of securities available for sale, which are carried at approximate market value at September 30, 1998:
                                               Gross                    Gross            Approx.
                                             Amortized               Unrealized        Unrealized             Market
                                               Cost                     Gains            Losses                Value
                                               ----                     -----            ------                -----

U. S. Treasury Securities                    $  7,538                 $    156           $    10             $  7,684
Obligations of U.S.
   Government Agencies                         53,551                      656                26               54,181
Mortgage-Backed Securities                    682,095                    7,356             1,742              687,709
Collateralized Mortgage
   Obligations and REMICs                       9,753                      136               ---                9,889
Corporate Bonds                                73,557                    1,618             1,460               73,715
Other Securities                               16,721                      197                69               16,849
Obligations of States and
   Political Subdivisions                      17,593                      798               ---               18,391
                                             --------                 --------          --------            ---------
   Total Securities
     Available for Sale                      $860,808                 $ 10,917          $  3,307             $868,418
                                             ========                 ========          ========             ========

Gross gains and losses of $224,000 and $64,000, respectively, were realized on sales and calls of securities available for sale for year-to-date September 30, 1998.

4.       Securities Held to Maturity

The carrying and approximate market values and gross unrealized gains and losses of securities held to maturity are as follows at September 30, 1998:
                                                                      Gross               Gross               Approx.
                                             Amortized              Unrealized          Unrealized            Market
                                                Cost                  Gains               Losses              Value
                                                ----                  -----               ------              -----
Obligations of U.S.
   Government Agencies                       $  1,989                $     50            $    ---            $  2,039
Mortgage-Backed Securities                     19,014                     548                 ---              19,562
Obligations of State and
   Political Subdivisions                      29,965                   1,082                  12              31,035
                                             --------                --------            --------            --------
   Total Securities Held to Maturity         $ 50,968                $  1,680            $     12            $ 52,636
                                             ========                ========            ========            ========

Gross gains and losses of $42,000 and $2,000, respectively, were realized on calls of securities held to maturity for year-to-date September 30, 1998.

5.       Loan Portfolio

Major classifications of loans at September 30, 1998 and December 31, 1997 are summarized below:

                                                         (In 000's)

                                                    1998              1997
                                                    ----              ----

Commercial                                    $  506,896          $  459,319
Real Estate                                      244,912             220,928
Consumer                                         293,226             257,901
                                              ----------          -----------
   Total Loans                                 1,045,034             938,148
   Less:  Unearned Income and Deferred Fees      (12,177)            (12,430)
                                              ----------          ----------
     Loans, Net of Unearned Income and
       Deferred Fees                           1,032,857             925,718
   Less:  Allowance for Loan Losses              (14,476)            (12,375)
                                              ----------          ----------
     Loans, Net                               $1,018,381          $  913,343
                                              ==========          ===========


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

                                                 (In 000's)
                                                                         September 30          September 30
                                                                             1998                  1997
                                                                             ----                  ----

Balance at December 31, 1997 and 1996                                      $ 12,375              $ 11,496

Change in Allowance due to Pooling Not Restated                                 602                   ---
Change in Allowance due to Purchase Acquisition                                 952                   ---
Charge-offs:
     Commercial, Financial and Agricultural                                   1,471                 1,777
     Real Estate - Mortgage                                                     259                   102
     Installment                                                              1,627                 1,644
                                                                           --------              --------
                                                                              3,357                 3,523

Recoveries:

     Commercial, Financial and Agricultural                                      77                   383
     Real Estate - Mortgage                                                       1                   ---
     Installment                                                                429                   259
                                                                           --------              --------
                                                                                507                   642

Net Charge-offs                                                               2,850                 2,881
Provision for Loan Losses                                                     3,397                 3,550
                                                                           --------              --------

Balance at September 30, 1998 and Septembere 30, 1997                      $ 14,476              $ 12,165
                                                                           ========              ========

Nonaccrual loans and loans 90-days past due or more as to interest or principal payments are considered by MainStreet to be nonperforming loans. Nonperforming loans were .97% of loans, net of unearned income at September 30, 1998.

The following  table  presents  aggregate loan amounts for nonaccrual and 90-day due loans as of September 30, 1998 and December 31, 1997:
                                                                             1998                  1997
                                                                             ----                  ----

Nonaccrual Loans                                                           $  5,829              $  3,934
Loans Past Due 90 Days or More                                                4,226                 3,764
                                                                           --------              --------

     Total Nonperforming Loans                                               10,055                 7,698
                                                                           --------              --------

Other Real Estate Owned                                                       1,208                 1,424
Other Repossessed Assets                                                        347                   190
                                                                           --------              --------

     Total Foreclosed/Repossessed Assets                                      1,555                 1,614
                                                                           --------              --------

     Total Nonperforming Loans and Foreclosed/Repossessed Assets           $ 11,610              $  9,312
                                                                           ========              ========

The effect of  nonaccrual  loans on interest  income for the nine  months  ended
September 30, 1998 and 1997 was as follows:


                                                                             1998                   1997
                                                                             ----                   ----
Gross Amount of Interest That Would Have Been Recorded
     at Original Rate                                                      $ 534                    $ 302
Interest That Was Reflected in Income                                         69                        4
                                                                           -----                    -----
Net Impact on Interest Income                                              $ 465                    $ 298

At September 30, 1998 and December 31, 1997, the recorded investment in loans which have been identified by MainStreet as impaired loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of A Loan", totaled $4.1 million and $3.6 million, respectively. The portion of the allowance for loan losses related to such loans was $1.6 million and .6 million for September 30, 1998 and December 31, 1997.

6.   Contingencies and Other Matters

MainStreet completed its acquisition of Tysons Financial Corporation, ("Tysons"), McLean, Virginia, effective February 28, 1998 at 11:59 p.m. having received all required regulatory and shareholder approvals. Under terms of the agreement, each shareholder of Tysons common stock received the equivalent of $14.50 per share of MainStreet stock for each share held of Tysons stock. This resulted in an exchange ratio of .527 shares of MainStreet's common stock for each share of Tysons stock. Also under terms of the agreement, MainStreet agreed to purchase Tyson's outstanding directors' warrants for the difference between the exercise price per warrant and $14.50 . The warrants initially were converted into Tysons' common stock. After this initial conversion, the common stock exchange ratio, .527, was to be applied. In addition, MainStreet agreed to purchase Tysons' directors' options for the difference between the exercise price per option and $14.50 in MainStreet common stock. The outstanding directors' options were at exercise prices of $9.125 and $12.50 and resulted in an exchange ratio of .193 and .073, respectively. The outstanding shares of Tysons common stock, directors' warrants, and directors' options of Tysons were exchanged for approximately 611,175 shares of MainStreet's common stock.

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

MainStreet completed its acquisition of Ballston Bancorp, Incorporated, ("Ballston"), on July 17, 1998 at 11:59 p.m. having received all required regulatory and shareholder approvals. This acquisition was accounted for using the pooling of interests method of accounting. Prior periods have not been restated due to immateriality. Under terms of the agreement, each shareholder of Ballston common stock was to receive the equivalent of $12.04 per share for each share held of Ballston common stock. This resulted in an exchange ratio of .4310 shares of MainStreet's common stock for each share of Ballston stock. The outstanding shares of Ballston common stock were exchanged for approximately 697,938 of MainStreet common stock.

On  August  26,  1998,  MainStreet  signed  a  definitive  agreement  with  BB&T
Corporation, ("BB&T"), in which MainStreet will be acquired by BB&T. The transaction will be a stock for stock exchange in which 1.18 shares of BB&T stock will be exchanged for each share of MainStreet common stock. The transaction is subject to both regulatory and MainStreet shareholder approval and will be accounted for as a pooling of interests.

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

MainStreet's total comprehensive income for the three month periods ended September 30, 1998 and 1997 was $7,604,000 and $6,592,000, respectively.
Comprehensive income for the nine months ended September 30, 1998 and 1997 was $17,354,000 and $16,346,000, respectively. Information concerning MainStreet's other comprehensive income for the three month periods ended September 30, 1998 and 1997 and for the nine months ended September 30, 1998 and 1997 is as follows:


                                                      Three Months Ended                        Nine Months Ended
                                               September 30,         September 30,        September 30,  September 30,
                                                   1998                  1997                1998          1997
                                                   ----                  ----                ----          ----
Change in unrealized gains/(losses)
     on available for sale securities             $  4,637            $  2,728            $  3,584       $  5,085

Reclassification to realized gain
         included in net income                       (160)                (22)                (44)          (897)
Income tax expense relating to the change
   in unrealized gains/(losses) on available
   for sale securities                              (1,567)               (947)             (1,239)        (1,466)
                                                  --------            --------            --------       --------


Other comprehensive income gain (loss)            $  2,910            $  1,759            $  2,301       $  2,722
                                                  ========            ========            ========       ========

8.   Income Per Share

The following  tables  reconcile the numerator and  denominator of the basic and diluted  computations  for net income per share for the periods ended  September
30, 1998 and 1997.
                                                                    Three Months Ended September 30, 1998
                                                           -------------------------------------------------------
                                                             Income                     Shares           Per Share
                                                           (Numerator)               (Denominator)         Amount
                                                           -----------               -------------         ------
Basic EPS
     Income available to common shareholders               $     4,694                   14,107           $    .33
     Effect of Stock Options                                        68                       27           ========
                                                           -----------                   ------

Diluted EPS
     Income available to common
         shareholders and assumed conversions              $     4,762                   14,134           $    .34
                                                           ===========               ==========           ========


                                                                     Three Months Ended September 30, 1997
                                                           -------------------------------------------------------
                                                             Income                     Shares           Per Share
                                                           (Numerator)               (Denominator)         Amount
                                                           -----------               -------------         ------

Basic EPS
     Income available to common shareholders               $     4,833                   12,624           $    .38
     Effect of Stock Options                                       ---                       43           ========
                                                           -----------               ----------

Diluted EPS
     Income available to common
       shareholders and assumed conversions                $     4,833                   12,667           $    .38
                                                           ===========                =========           ========




                                                                     Nine Months Ended September 30, 1998
                                                           -------------------------------------------------------
                                                             Income                     Shares           Per Share
                                                           (Numerator)               (Denominator)         Amount
                                                           -----------               -------------         ------
Basic EPS
     Income available to common shareholders               $    15,053                   13,921           $   1.08
     Effect of Stock Options                                       165                       39           ========
                                                           -----------               ----------

Diluted EPS
     Income available to common
       shareholders and assumed conversions                $    15,218                   13,960           $   1.09
                                                           ===========                =========           ========



                                                                       Nine Months Ended September 30, 1997
                                                           -------------------------------------------------------
                                                             Income                     Shares           Per Share
                                                           (Numerator)               (Denominator)         Amount
                                                           -----------               -------------         ------
Basic EPS
     Income available to common shareholders               $    13,624                   12,604           $   1.08
     Effect of Stock Options                                       ---                       42           ========
                                                           -----------               ----------

Diluted EPS
     Income available to common
       shareholders and assumed conversions                $    13,624                   12,646           $   1.08
                                                           ===========                =========           ========

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations


Overview

MainStreet Financial Corporation reported year-to-date earnings of $15.1 million at September 30, 1998 compared to $13.6 million at September 30, 1997, an increase of $1.4 million, or 10.5%. These year-to-date earnings for 1998 produced a return on average assets of .99% and a return on average equity of 12.19%. This compares to a return on average assets of 1.19% and a return on average equity of 14.20% for the same period in 1997. The earnings per diluted share for the nine months ended September 30, 1998 were $1.09, compared to $1.08 for the same period in 1997.

Earnings for the third quarter of 1998 were $4.7 million compared to $4.8 million for the same period in 1997, relatively stable. These earnings equate to $.34 and $.38 per diluted share for the third quarter of 1998 and 1997, respectively. The return on average assets and the return on average equity for the third quarter of 1998 were .90% and 10.73%, respectively. The return on average assets and the return on average equity for the third quarter of 1997 were 1.21% and 14.42%, respectively.

The principal reasons for the increase in the year-to-date earnings were higher levels of net interest income and noninterest income, excluding securities gains. The increase in net interest income for the nine months of 1998 was principally attributable to acquiring and maintaining a higher level of earning assets compared with the same periods a year ago. The year-to-date earnings for 1998 would have been greater except that the third quarter included approximately $710,000 of pre-tax expenses associated with MainStreet's overall efforts to reorganize and restructure the Corporation. It also included expenses associated with the acquisition of Ballston. These noninterest expenses are principally the reason for the decrease in net income for the third quarter of 1998 compared to the third quarter of 1997.

During the first quarter of 1998, MainStreet completed the acquisitions of Regency Financial Shares in Richmond, Virginia and Tysons Financial Corporation in McLean, Virginia. The acquisition of Regency was accounted for using the pooling of interests method of accounting. All prior year data has been restated to reflect this acquisition. The acquisition of Tysons was accounted for as a purchase and was effective after the close of business on February 28, 1998. Accordingly, none of Tysons' financial history is reflected in prior period MainStreet financial results. During the second quarter of 1998, MainStreet completed its acquisition of Ballston Bancorp, Incorporated, which was accounted for using the pooling of interests method of accounting. Prior year data has not been restated at this time to reflect this acquisition. Ballston Bancorp, Incorporated was a one bank holding company which merged into MainStreet Financial Corporation, leaving the bank, The Bank of Northern Virginia, as a subsidiary of MainStreet. For more detail on the acquisitions of Regency and Ballston, see Notes 2 and 6 to The Consolidated Financial Statements.

On  August  26,  1998,  MainStreet  signed  a  definitive  agreement  with  BB&T
Corporation, ("BB&T"), in which MainStreet will be acquired by BB&T. The transaction will be a stock for stock exchange in which 1.18 shares of BB&T stock will be exchanged for each share of MainStreet common stock. The transaction is subject to both regulatory and MainStreet shareholder approval and will be accounted for as a pooling of interests.


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

Net interest income for the first nine months of 1998 was $52.9 million, an increase of $8.2 million, or 18.5%, over the $44.7 million for the first nine months of 1997. The acquisition of Tysons Financial Corporation added $2.8 million in net interest margin and the acquisition of the Bank of Northern Virginia added $2.6 million in net interest margin for 1998. Total interest income increased $26.1 million while total interest expense increased $17.8 million for the first nine months of 1998 compared to the first nine months of 1997. The net interest margin was 3.72% and 4.24% for year-to-date September 30, 1998 and September 30, 1997, respectively. Average interest-earning assets year-to-date increased $495.4 million, or 34.4% in 1998 over 1997 levels. Average loans, net of unearned income, increased $126.1 million. The remaining $369.3 million increase in interest-earning assets was primarily due to investments. These increases in loans and investments were funded primarily by an increase in average interest-bearing liabilities which increased $430.3 million in 1998 over 1997. MainStreet has continued its leveraging strategy in order to enhance earnings and to utilize, to the greatest extent possible, MainStreet's strong capital position. Included in this strategy, was also a transfer of certain short-term liabilities into long-term liabilities. Interest expense on long-term debt for the first nine months of 1998 was $17.9 million compared to $2.7 million for the same period a year ago. Also, in November 1997, MainStreet issued $50,000,000 in corporation-obligated mandatorily redeemable capital securities. This expense for the nine months ended September 30, 1998 was $3.3 million. The acquisition of Tysons Financial Corporation added $75.7 million and $54.1 million in average interest-earning assets and average interest-bearing liabilities, respectively at September 30, 1998. The acquisition of the Bank of Northern Virginia added $70.7 million and $53.0 million in average interest earning assets and average interest bearing liabilities, respectively, at September 30, 1998.

Net interest income for the three months ended September 30, 1998 was $17.9 million compared to $15.3 million, an increase of $2.6 million, or 16.8%. The net interest margin for the third quarter of 1998 was 3.64% and 4.17% for the third quarter of 1997. Total average interest-earning assets for the third quarter of 1998 increased $477.5 million over the same period in 1997 primarily due to increased investments along with an increase in average loans net of unearned income. Total average interest-bearing liabilities increased $398.4 million in the third quarter of 1998 compared to 1997.


Provision for Loan Losses

A provision for loan losses is charged to earnings for the purpose of establishing an allowance for loan losses. Losses are in turn, charged to this allowance rather than being reported as a direct expense. For the first nine months of 1998 the provision for loan losses was $3.4 million, down $.2 million in comparison to the first nine months of 1997.

The provision for loan losses for the third quarter of 1998 was $1.2 million in comparison to $1.0 million in 1997.

Noninterest Income

Noninterest income, excluding securities gains, was $12.1 million and $9.7 million, for the first nine months of 1998 and 1997, respectively, an increase of $2.4 million, or 24.8%. Service charges, fees and commissions accounted for $2.0 million with the remaining $.4 million due to increased trust income. Of the $2.0 million increase in fee incomes, $.5 million was due to the sale of certain mortgage servicing in the second and third quarters of 1998. The remainder of the increase, along with the increase in trust income, was primarily due to increased charges.

Noninterest income, excluding securities gains, for the third quarter of 1998 was $4.0 million compared to $3.3 million for the third quarter of 1997, an increase of $.7 million, or 18.1%. This increase was primarily due to increased charges and fees.

Securities Gains

Securities gains year-to-date September 30, 1998 were $.2 million compared to $.9 million year-to-date September 30, 1997. The gains in 1997 were attributed to the sales of adjustable rate mortgage backed securities due to the high level of prepayments on those securities which accelerated expense related to amortization of bond premiums.

Securities gains for the third quarter of 1998 were $50 thousand compared to $37 thousand for the third quarter of 1997.

Noninterest Expense

Total noninterest expense for the first nine months of 1998 was $39.6 million, an increase of $7.9 million, or 25.0%, over the first nine months of 1997. Of this increase, $2.6 million and $1.9 million were operating expenses of Tysons Financial Corporation and Ballston Bancorp, respectively, both of which are not included in the prior year's expense. Salaries and employee benefits expenses rose $3.1 million, or 18.1%, over 1997 levels. Of this amount $1.4 million were expenses associated with Tysons and Ballston and the remaining $1.7 million was due to the staffing of a new branch along with additional compensation awards. Other noninterest expenses were $12.1 million year-to-date September 30, 1998 compared to $8.6 million year-to-date December 30, 1997, an increase of $3.5 million, or 41.5%. Of this amount, Tysons other noninterest expenses were $1.4 million which were mainly associated with professional fees due to the acquisition, franchise tax expenses, and intangible expenses. Ballston holding company and Bank of Northern Virginia other noninterest expenses were $1.0 million which included professional fees associated with the acquisition. The remaining $1.1 million in other noninterest expenses were expenses associated with acquisitions in 1998 along with separation agreements and other charges due to restructuring efforts of MainStreet in 1998.

Noninterest expense for the third quarter of 1998 was $13.8 million in compared to $10.5 million for the same period in 1997, an increase of $3.3 million, or 31.3%. Of this amount $1.0 million was the increase in salaries and employee benefits due to the staffing of a new branch, additional compensation expense, and the acquisition of Tysons and Bank of Northern Virginia. The other noninterest expense category increased $1.8 million in the third quarter of 1998 over 1997 primarily due to separation agreements, acquisition costs, and Tysons and Bank of Northern Virginia expenses, as mentioned in the year-to-date analysis.


Financial Condition

Total assets at September 30, 1998 were $2.1 billion, an increase of $286.4 million, or 16.0%, over year-end assets of $1.8 billion. A part of this increase was due to the acquisition of Tysons Financial Corporation, effective at the close of business on February 28, 1998 and Ballston on July 17, 1998. Tysons' assets at September 30, 1998 were $113.8 million and the Bank of Northern Virginia assets at September 30, 1998 were $68.5 million. These two together make up 10.2% of the increase from year-end.

Investments, including securities available for sale and securities held to maturity, were $919.4 million at September 30, 1998 compared to $766.2 million at December 31, 1997, an increase of $153.2 million. Tysons' investments at September 30, 1998 were $37.1 million and the Bank of Northern Virginia were $25.0 million. The remainder of the increase was funded by an increase in deposits and borrowings. At September 30, 1998, securities available for sale accounted for 94.5% of the investment portfolio while securities held to maturity accounted for 5.5% of the investment portfolio. All securities acquired in the acquisitions of Tysons, Regency and Ballston were converted to the available for sale category along with new purchases in 1998. All of Regency's securities were previously held in the available for sale category. This distribution of the investment portfolio allows flexibility in the management of interest rate risk, liquidity, and capital adequacy.

Loans, net of unearned income, were $1.0 billion at September 30, 1998, an increase of $107.1 million over December 31, 1997. Tysons' loans, net of unearned income at September 30, 1998 were $55.7 million and The Bank of Northern Virginia's loans were $37.2 million at September 30, 1998. A discussion on credit quality can be found in the Asset Quality section of this analysis.

Other assets at September 30, 1998 were $54.3 million compared to $40.4 million at December 31, 1997, an increase of $13.9 million, or $34.5%. Of this increase $10.9 million was the balance of other assets for Tysons' Financial Corporation at September 30, 1998. The greatest component of other assets for Tysons was the $9.1 million intangible recorded at the time of the acquisition.

Total deposits at September 30, 1998 were $1.2 billion, up from the $1.1 billion at year end 1997. Tysons' deposits at September 30, 1998 were $90.3 million. The Bank of Northern Virginia's deposits at September 30, 1998 were $53.8 million. The largest increases were in demand deposits, money market accounts, and other time deposits.

Borrowings at September 30, 1998 and September 30, 1997 were $658.3 million and $579.2 million, respectively. Borrowings increased $79.0 million at September 30, 1998, or 13.6%, over the outstanding borrowings at December 31, 1997 which were primarily used in MainStreet's leverage strategy to fund investments. The acquisition of Tysons Financial Corporation and The Bank of Northern Virginia were immaterial to the increase in borrowings. The following is a breakdown of the borrowings at September 30, 1998 and December 31, 1997.


                                        September 30, 1998    December 31, 1997
                                        ------------------    -----------------

Short-term Repurchase Agreements            $160,733               $213,871
Short-term FHLB Advances                         ---                 61,000
Federal Funds Purchased                          ---                 38,000
Corporate Cash Management Accounts            41,126                 30,195
Treasury Tax and Loan Notes                    7,627                 20,572
Long-Term Repurchase Agreements              220,597                 63,466
Long-Term FHLB Advances                      178,003                101,936
Corporation-Obligated Mandatorily
        Redeemable Capital Securities         50,000                 50,000
Capital Lease                                    164                    198
                                            --------               --------
                                            $658,250               $579,238
                                            ========               ========

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

Nonperforming assets were $11.6 million at September 30, 1998 compared to $9.3 million at December 31, 1997. Nonperforming loans were $10.1 million and $7.7 million at September 30, 1998 and December 31, 1997, respectively. The ratio of nonperforming loans to loans, net of unearned income, was .97% at September 30, 1998 and .83% at December 31, 1997. At September 30, 1998 and December 31, 1997, nonaccrual loans comprised $5.8 million and $3.9 million, respectively of loans, net of unearned income. The ratio of the allowance for loan losses to nonperforming loans was 143.97% and 160.76%, at September 30, 1998 and December 31, 1997, respectively. The net charge-off ratio at September 30, 1998 was .57% versus .42% at December 31, 1997. The allowance for loan losses to actual loans, net of unearned income, was 1.40% at September 30, 1998 compared to 1.34% at December 31, 1997.


Shareholders' Equity

Total shareholders' equity at September 30, 1998 was $175.6 million compared to $135.7 million at December 31, 1997, an increase of $39.9 million of which $16.9 million was associated with the purchase of Tysons Financial Corporation and of which $8.3 million was associated with the pooling of Ballston Bancorp, Incorporated not restated in the financials. Dividends per share were $.15 for the third quarter of 1998 and $.45 year-to-date September 30, 1998. At September 30, 1998, the leverage and risk based capital ratios were 10.18% and 19.20%, respectively. The capital position remains strong with ratios well above regulatory prescribed minimums.


Liquidity

The measurement of liquidity is performed by monitoring ratios that indicate the level of liquid assets relative to liabilities, the dependence on potential volatile funding sources, and the relationship of loans to deposits. While relying on core deposit relationships as the basis of liquidity, MainStreet has also sought additional sources of liquidity primarily with the Federal Home Loan Bank, regional and super-regional banks and top tier investment banking firms. New Accounting Pronouncements

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and whether or not the derivative is designated as a hedging instrument. This Statement is effective for fiscal years beginning after June 15, 1999 with initial application in the first quarter of the fiscal year. SFAS No. 133 is not expected to have a material effect on the Corporation's financial statements.

Statement of Financial Accounting Standards No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, was issued in October 1998. This Statement amends existing classification and accounting treatment of mortgage-backed securities, retained after mortgage loans held for sale are securitized, for entities engaged in mortgage banking activities. These securities previously were classified and accounted for as trading and now may be classified as held-to-maturity or available-for-sale, also. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. SFAS No. 134 is not expected to have a material effect on the Corporation's financial statements.


Year 2000 Update

In May 1997, the Federal Financial Institutions Examination Council, ("FFIEC"), issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding Year 2000 project management awareness. The FFIEC has highly prioritized Year 2000 compliance in order to avoid major disruptions to the operations of financial institutions and the country's financial systems. The FFEIC statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the Year 2000 issue. The federal banking agencies have been conducting Year 2000 compliance examinations, and the failure to implement an adequate Year 2000 program can be identified as an unsafe and unsound banking practice. MainStreet was subject to a Year 2000 Phase II adverse consequences examination.

The Year 2000 issue concerns the potential impact of historic computer software code that only utilizes two digits to represent the calendar year (e.g. "98" for "1998"). Software so developed and not corrected, could produce inaccurate or unpredictable results commencing upon January 1, 2000, when current and future dates present a lower two digit year number than dates in the prior century. MainStreet Financial Corporation, similar to most financial services providers, is subject to the potential impact of the Year 2000 Issue due to the date related nature of financial information. Potential impacts to MainStreet may arise from the failure or inaccuracy of data generated by software, computer hardware, and other equipment both within the Corporation's direct control and outside of the Corporation's control or ownership, yet with which the Corporation electronically or operationally interfaces.

MainStreet Financial Corporation is devoting significant time and resources to manage our Year 2000 project. The Year 2000 Task Force has been established, as an ad hoc committee comprised of representatives from the following corporation activities: Corporate Risk Management; Information Services; Legal; Credit
Administration/Loan        Review;        Internal       Audit;       Facilities
Management/Security/Purchasing; Electronic Banking/Operations/Card Services; Financial Systems and Accounting. This committee provides management with guidance and oversight in addressing the Corporation's Year 2000 initiatives. Activities and recommendations of this committee are provided to the CEOs of all the Corporation's subsidiaries; the Board of Directors of the Corporation and all affiliate organizations; and other related parties.

MainStreet continues to evaluate and address Year 2000 technology issues. The internal review primarily addresses operational risk and credit risk. Operational risk is being addressed in five phases which are recommended by the
FFEIC: awareness; assessment; remediation; testing; and implementation. Credit risk as it relates to Year 2000 is addressed through training and educational programs with the lenders and key commercial customers. Additional documentation and assessment requirements have been designed and implemented in the normal credit administration process to ensure prompt identification of borrowers' readiness and borrowers' ability to financially handle any Year 2000 issues that may arise.




Year 2000:  Awareness

MainStreet Financial Corporation has developed an extensive Year 2000 program to promote awareness. The program focuses on three groups: 1) Officers, directors and employees of the holding company and all of our affiliate subsidiaries; 2) Customers, vendors and suppliers of the holding company and all of our affiliate subsidiaries; and, 3) Community leaders, civic groups and individuals in the markets we serve. Officers, directors and employees of all our companies attend educational presentations commensurate with their duties and responsibilities. Customers are made aware of the Year 2000 issues impacting our industry and communities through newsletters, direct mailings and brochures included in account statements. Vendors and suppliers have been identified and contacted with regard to their readiness for Year 2000 and informed on the state of preparedness of MainStreet Financial Corporation. Public forums have been held in the majority of our markets providing education on Year 2000 issues. Major civic groups or local chambers of commerce often host these forums. MainStreet Financial Corporation and all of our affiliate subsidiaries continue to support this active awareness approach in the belief that the success of our organization is directly related to the success of the communities we serve.

Year 2000:  Assessment

The Assessment Phase was broken into four sections:
     1) Inventory of all internal and external technology in use by MainStreet as well as all external vendor and supplier relationships providing services to MainStreet.
     2) Determine the impact of each technology or vendor/supplier service as it relates to the core products and services provided by MainStreet. Impact is broken into four categories: mission critical; mission necessary; mission desirable; and mission unrelated. The Year 2000 Task Force, with the input from holding company and affiliate managers, assigned all inventoried items into one of these four categories.

         Mission Critical
         A technology item, service provider, supplier or customer is mission critical if the absence of that item would cause significant harm to MainStreet Financial Corporation or an individual affiliate company. Problems with such a system might cause financial liability, immediate loss of revenue, customer service problems leading to loss of revenue, harm to our reputation, unwanted publicity, and so on.

         Mission Necessary
         A technology item, service provider or supplier that is mission necessary could cause significant disruption of business and reductions in productivity or customer service if it were to fail.

         Mission Desirable
         A technology item, service provider or supplier that is mission desirable is useful in assisting our organization in accomplishing its objectives. However, in the absence of such an item, our organization should be able to function with little noticeable disruption (perhaps by using alternative applications).

         Mission Unrelated
         A technology item, service provider or supplier is mission unrelated if it does not fit into any of the other three categories. This may be an item that is in use, even though comparable alternatives are available within the organization.

     3) Prioritize each of the technology items within the four mission categories. This step is dictated by the heavy concentration of technology items provided by outside vendors and subject to their timetables for making appropriate conversions.
     4)  Communicate results.

Year 2000:  Remediation

This phase addresses correction of non-compliant systems. As such, this phase includes three options. Existing systems that are not Year 2000 compliant may be:

     1. Repaired through re-writing of code;
     2. Replaced with new systems and software that are year 2000 compliant; or
     3. Determined unnecessary to corporate objectives and replaced by manual processes or eliminated entirely.

MainStreet Financial Corporation and its affiliates obtain the vast majority of our software from vendors. As a result, we have identified the limited number of programs where we control the code. These applications have no known century date issues. Conversion of the remaining mission critical applications rests with the vendors providing the software. The status of these vendors is being monitored on an ongoing basis. Contact is being maintained with representatives of the vendors providing mission critical software to ensure that sufficient steps are being taken to make these software packages Year 2000 compliant. Software that is not mission critical will continue to be addressed in greater detail on a priority basis during 1998 and 1999.

The mainframe computer system is considered Year 2000 compliant based upon information provided by the manufacturer to MainStreet Financial Corporation's Information Services Department. Network and personal computer compliance will be addressed through the normal course of technology improvement. Hardware will be subject to testing in 1998 through the testing of mission critical applications on which they run. The mainframe operating system will be tested at the disaster recovery site in December 1998. Hardware that is not mission critical will continue to be addressed in greater detail on a priority basis during 1998 and 1999.

Year 2000:  Testing

The remediation by itself (conversion of non-compliant technology) is not considered sufficient to safeguard the Corporation from operational risk. Therefore, it is deemed prudent to perform complex integrated testing of all mission critical applications. MainStreet's system and mainframe, along with core applications, are subject to periodic century date change testing to verify accurate processing of date related information. This testing is ongoing and includes the evaluation of the system's ability to handle key dates as required by the FFIEC (e.g. 09/09/1999, 01/01/2000, 02/29/2000, 12/31/2000, etc.) Other
systems will be tested based on vendor instructions once software remediation has been completed by the vendor(s).

Year 2000:  Contingency Plans

While all of the best efforts are being focused in the initial five steps, effective risk management includes the creation and evaluation of contingency plans for mission critical activities. This will be a company-wide effort, headed up by the Year 2000 Task Force, that will not only address computer technology, but also include an evaluation of major customer, vendor, supplier and correspondent relationships. The Information Services Department of MainStreet Financial Corporation maintains a core application disaster recovery plan. In addition, Information Services is on-line with our mainframe and software vendors and will be able to obtain downloads of updated software immediately upon its release should failure occur. This provides additional assurance that any additional problems that may be encountered are addressed in a timely manner. Currently, the Company's Credit Administration function has instituted a comprehensive program to address Year 2000 issues with major borrowers. This program is modeled after information provided by Robert Morris Associates and the FFIEC and encourages heavy lender involvement in understanding and evaluating the borrower's Year 2000 exposure. Additional contingency plans will be developed and implemented as this project progresses.

MainStreet Financial Corporation also believes it is an integral part of all of the communities and markets that it serves. As a service to the affiliate banks in these markets, the CEOs have been offered the services of the Corporate Risk Manager in the execution of community-wide educational programs on Year 2000 awareness and project management. These programs are ongoing and have been well received.

MainStreet Financial Corporation is committed to the Year 2000 issue. The plan has been assessed and completed which included a complete inventory of all applications, vendors, and services. Remediation is substantially complete and testing began May 14, 1998 and will be substantially complete by December 31, 1998. Testing is approximately 50% complete. MainStreet will substantially be ready for the Year 2000 by December 31, 1998. The Board of Directors of MainStreet Financial Corporation, all affiliate CEOs and the Boards of Directors for affiliate organizations receive periodic updates on a quarterly basis on the progression of these initiatives.

Contingencies and Other Matters

This discussion is found in Note 6 of the Notes to Consolidated Financial Statements in this report.

                           PART II. OTHER INFORMATION


Item 1.         Legal Proceedings

The information required by Part II, Item 1, of the Form 10-Q appears on page 10 of Part I, Item 1, Note 6, of this report and is herein incorporated by reference.


Item 6(a).      Exhibits

99.      Financial Data Schedule


Item 6(b).      Reports on Form 8-K

Form 8-K filed October 1, 1998, regarding MainStreet Financial Corporation signing a definitive agreement with BB&T Corporation in which MainStreet will be acquired by BB&T.

Form 8-K filed October 23, 1998, regarding the restatement of MainStreet's consolidated financial statements for the years ended 1997, 1996, and 1995.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereof duly authorized.



         (Registrant)                      MAINSTREET FINANCIAL CORPORATION



Date    November 13, 1998                   /s/ James E. Adams
     ------------------------------        ------------------------------------
                                           James E. Adams
                                           Chief Financial Officer/Executive
                                           Vice President/Treasurer